Form 10QSB
period 2007-07-31
Acropolis Precious Metals, Inc.
filed 2007-09-12
CIK 1402159

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-144202

ACROPOLIS PRECIOUS METALS INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0141061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 341 - 2620 South Maryland Parkway
Las Vegas, Nevada 89125-0541
(Address of principal executive offices, including zip code.)

702-735-1772
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 11, 2007, the Company had 6,135,000 shares of common stock outstanding.

========================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Balance Sheets

	July 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$1,841	$8,522
Prepaid expense	-	2,500
Total Current Assets	1,841	11,022
Mineral interest acquisition costs, less reserve for
impairment of $5,000	-	-
Total Assets	1,841	$11,022

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$268	$268
Due to related party	20,303	303
Total current liabilities	20,571	571
Stockholders' Equity
Common stock, $0.00001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,135,000 and 6,135,000 shares, respectively	61	61
Additional paid-in capital	17,629	17,629
Deficit accumulated during the exploration stage	(36,420)	(7,239)
Total stockholders' equity	(18,730)	10,451
Total Liabilities and Stockholders' Equity	$1,841	$11,022

      See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

				For the	Cumulative during
	Three	Three	Six	Period	the Exploration
	Months	Months	Months	March 24,	Stage
	Ended	Ended	Ended	2006 (inception)	(March 24, 2006
	July 31,	July 31,	July 31,	to July 31,	To July 31,
	2007	2006	2007	2006	2007)

Revenue	$-	$-	$-	$-	$-

Cost and expenses
General and administrative	44	-	113	-	2,352
Professional fees	29,068	-	29,068	-	29,068
Impairment of mineral interest acquisition costs	-	-	-	-	5,000
Total Costs and Expenses	29,112	-	29,181	-	36,420
Net Loss	$(29,112)	$-	$(29,181)	$-	$(36,420)

Net Loss per share
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Number of common shares used to compute loss per share
Basic and Diluted	6,135,000	3,000,000	6,135,000	3,000,000

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period March 24, 2006 (Inception) to July 31, 2007

				Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficiency)
		Common Stock, $0.00001 Par Value
		Shares	Amount
Common stock issued for cash
-	March 24, 2006 at $0.00001	3,000,000	$30	$-	$-	$30
-	August 23, 2006 at $0.0001	2,100,000	21	189	-	210
-	August 29, 2006 at $0.001	700,000	7	693	-	700
-	October 16, 2006 at $0.05	335,000	3	16,747	-	16,750
Net loss for the period March 24,
	2006 (inception) to January 31, 2007	-	-	-	(7,239)	(7,239)
Balance, January 31, 2007		6,135,000	61	17,629	(7,239)	10,451
Unaudited:
Net loss for the six months
	ended July 31, 2007	-	-	-	(29,181)	(29,181)
Balance, July 31, 2007		6,135,000	$61	$17,629	$(36,420)	$(18,730)

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six	For the Period	Cumulative during
	Months	March 24, 2006	the Exploration
	Ended	(inception) to	Stage (March 24,
	July 31,	July 31,	2006 to
	2007	2006	July 31, 2007)

Cash Flows from Operating Activities
Net loss	$(29,181)	$-	$(36,420)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expense	2,500	-	-
Accounts payable and accrued liabilities	-	-	268
Net cash provided by (used for) operating activities	(26,681)	-	(31,152)

Cash Flows from Investing Activities
Acquisition of mineral interest and expenditure of related costs	-	(5,000)	(5,000)
Net Cash provided by (used for) investing activities	-	(5,000)	(5,000)

Cash Flows from Financing activities
Proceeds from loans from related party	20,000	5,000	20,303
Proceeds from sales of common stock	-	30	17,690
Net cash provided by (used for) financial activities	20,000	5,030	37,993

Increase (decrease) in cash	(6,681)	30	1,841
Cash, beginning of period	8,522	-	-

Cash, end of period	$1,841	$30	$1,841

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

1.       ORGANIZATION AND BUSINESS OPERATIONS

Organization

Acropolis Precious Metals Inc. (the "Company") was incorporated in the State of Nevada on March 24, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

2.       INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of July 31, 2007 and for the three and six months then ended, for the three months ended July 31, 2006, for the period March 24, 2006 (inception) to July 31, 2006, and for the period March 14, 2006 (inception) to July 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2007 and the results of operations and cash flows for the periods ended July 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended July 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended January 31, 2007 as included in our report on Form SB-2/A filed July 13, 2007.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

3.       MINERAL CLAIM INTEREST

On April 3, 2006, the Company acquired the IXL mineral claim located in the Nicola Mining Division, British Columbia, Canada in consideration for $5,000. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company. The claim expires June 21, 2008.

At January 31, 2007, the Company recorded an impairment charge of $5,000 and reduced the carrying amount of the mineral interest acquisition costs to $0.

4.       DUE TO RELATED PARTY

At July 31, 2007, the Company is indebted to the President of the Company for cash advances of $20,303. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.       COMMON STOCK

On March 24, 2006, the Company sold 3,000,000 shares of common stock to its president and director at a price of $0.00001 per share for cash proceeds of $30.

On August 23, 2006, the Company sold 2,100,000 shares of common stock, including 100,000 shares to its treasurer and director, at a price of $0.0001 per share for cash proceeds of $210.

On August 29, 2006, the Company sold 700,000 shares of common stock at a price of $0.001 per share for cash proceeds of $700.

On October 16, 2006, the Company sold 335,000 shares of common stock at a price of $0.05 per share for cash proceeds of $16,750.

On July 20, 2007, the Company's Registration Statement on Form SB-2 to register 3,035,000 shares of common stock for resale by existing non-affiliate stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices, was declared effective by the Securities and Exchange Commission. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

The Company has no stock option plan, warrants or other dilutive securities.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

6.       INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $4,733 at July 31, 2007 attributable to the future utilization of the net operating loss carry-forward of $13,920 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $7,239 in year 2027 and $6,681 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

To meet our need for cash we raised money from a private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

Our officers and directors are willing to loan us additional money to complete our exploration program. Other than as described in this paragraph, we have no other financing plans.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a reserve and we have determined it is economical to extract the minerals from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease activities until we raise more money. If we can't or don't raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1. September 2007 - October 2007, we intend to engage a technically trained consultant to compile exploration data, analyze it and compile a map. We have not selected a consultant as of the date of this report. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000.

2. November 2007 - March 2008, we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. The cost for of this activity is estimated to be $15,000.

3. April 2008 - June 2008, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this will cost approximately $20,000.

4. July 2008 - September 2008, we intend to begin core drilling. Core drilling will cost $20 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed for light and heating while on the property will be generated from gasoline powered generators. Currently, we do not have sufficient capital to complete this activity.

5. October 2008 - November 2008, we intend to have an independent third party analyze the samples from the core drilling to determine if the property contains mineralized material. We estimate that it will cost $3,000 to analyze the core samples.

All funds for the foregoing activities have been obtained from our private placement, or will be obtained from a future private placement, a public offering or a loan from our management.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and engage in exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities
From Inception on March 24, 2006

We acquired the right to explore one property containing one claim. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The property has been staked and we intend to begin exploration activities shortly.

Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on March 24, 2006 to July 31, 2007 was $20,303. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

We issued 3,000,000 shares of our common stock to Mr. Brenner on March 24, 2006, pursuant to Reg. S of the Securities Act of 1933. Mr. Brenner is our president, chief executive officer and a director. Mr. Brenner acquired these shares at a price of $0.00001 per share for total proceeds to us of $30.

We completed a private placement of 2,100,000 restricted shares of our common stock at a price of $0.0001 per share to seven purchasers on August 23, 2006, pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $210.

We completed a private placement of 700,000 restricted shares of our common stock at a price of $0.001 per share to seven purchasers on August 29, 2006, pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $700.

We completed a private placement of 335,000 restricted shares of our common stock at a price of $0.05 per share to seventeen purchasers on October 16, 2006, pursuant to Reg. S of the Securities Act of 1933. The total amount received from the private placement was $16,750.

As of July 31, 2007, our total assets were $1,841 and our total liabilities were $20,571.

ITEM 3.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of September, 2007.

ACROPOLIS PRECIOUS METALS INC.

BY:	WALTER BRENNER
Walter Brenner
President, Principal Executive Officer and member of the Board of Directors

BY:	HORST BALTHES
Horst Balthes
Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

  PRINT PDF VERSION