Form 10QSB/A
period 2007-07-31
Acropolis Precious Metals, Inc.
filed 2007-10-23
CIK 1402159

============================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 22, 2007, the Company had 6,135,000 shares of common stock outstanding.

============================================================================================================================

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d- 15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d- 15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October, 2007.

ACROPOLIS PRECIOUS METALS INC.

BY:  WALTER BRENNER
        Walter Brenner
        President, Principal Executive Officer and member of
        the Board of Directors

BY:  HORST BALTHES
        Horst Balthes
        Treasurer, Principal Financial Officer, Principal
        Accounting Officer and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d- 15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d- 15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).