Form 10QSB
period 2007-10-31
Acropolis Precious Metals, Inc.
filed 2007-12-17
CIK 1402159

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-144202

ACROPOLIS PRECIOUS METALS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Suite 341 - 2620 South Maryland Parkway
Las Vegas, Nevada 89125-0541
(Address of principal executive offices, including zip code.)

702-735-1772
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of December 14, 2007, the Company had 6,135,000 shares of common stock outstanding.

===========================================================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Balance Sheets

	October 31,	January 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$263	$8,522
Prepaid expense	-	2,500
Total Current Assets	263	11,022
Mineral interest acquisition costs, less reserve for
impairment of $5,000	-	-
Total Assets	263	$11,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payable and accrued liabilities	$3,067	$268
Due to related party	30,405	303
Total current liabilities	33,472	571
Stockholders' Equity
Common stock, $0.00001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,135,000 and 6,135,000 shares, respectively	61	61
Additional paid-in capital	17,629	17,629
Deficit accumulated during the exploration stage	(50,899)	(7,239)
Total stockholders' equity	(33,209)	10,451
Total Liabilities and Stockholders' Equity	$263	$11,022

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

							Cumulative
						For the	during
	Three		Three	Nine		Period	the Exploration
	Months		Months	Months		March 24,	Stage
	Ended		Ended	Ended		2006 (inception)	(March 24, 2006
	October 31,		October 31,	October 31,		to October 31,	To October 31,
	2007		2006	2007		2006	2007)

Revenue	$-		$-	$-		$-	$-

Costs and expenses
General and administrative	233		-	346		-	2,585
Professional fees	14,246		-	43,314		-	43,314
Impairment of mineral interest acquisition costs	-		-	-		-	5,000
Total Costs and Expenses	14,479		-	43,660		-	50,899
Net Loss	$(14,479	) $	-	$(43,660	) $	-	$(50,899)

Net Loss per share
Basic and diluted	$(0.00	) $	0.00	$(0.01	) $	0.00

Number of common shares used to compute loss per share
Basic and Diluted	6,135,000		5,143,000	6,135,000		3,888,109

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period March 24, 2006 (Inception) to October 31, 2007

		Common Stock, $0.00001				Deficit
		Par Value				Accumulated		Total
				Additional		During the		Stockholders'
				Paid-in		Development		Equity
		Shares	Amount	Capital		Stage		(Deficiency)
Common stock issued for cash
-	March 24, 2006 at $0.00001	3,000,000	$30	$-	$	- $		30
-	August 23, 2006 at $0.0001	2,100,000	21	189		-		210
-	August 29, 2006 at $0.001	700,000	7	693		-		700
-	October 16, 2006 at $0.05	335,000	3	16,747		-		16,750
Net loss for the period March 24,
	2006 (inception) to January 31, 2007	-	-	-		(7,239)		(7,239)
Balance, January 31, 2007		6,135,000	61	17,629		(7,239)		10,451
Unaudited:
Net loss for the nine months
	ended October 31, 2007	-	-	-		(43,660)		(43,660)
Balance, October 31, 2007		6,135,000	$61	$17,629		$(50,899	) $	(33,209)

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	Nine		during the
	Months	For the Period	Exploration
	Ended	March 24, 2006	Stage (March 24,
	October 31,	(inception) to	2006 to October
	2007	October 31, 2006	31, 2007)

Cash Flows from Operating Activities
Net loss	$(43,660)	$-	$(50,899)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expense	2,500	-	-
Accounts payable and accrued liabilities	2,799	-	3,067
Net cash provided by (used for) operating activities	(38,361)	-	(42,832)

Cash Flows from Investing Activities
Acquisition of mineral interest and expenditure of related costs	-	(5,000)	(5,000)
Net Cash provided by (used for) investing activities	-	(5,000)	(5,000)

Cash Flows from Financing activities
Proceeds from loans from related party	30,102	12,602	30,405
Proceeds from sales of common stock	-	30	17,690
Net cash provided by (used for) financial activities	30,102	12,632	48,095

Increase (decrease) in cash	(8,259)	7,632	263
Cash, beginning of period	8,522	-	-

Cash, end of period	$263	$7,632	$263

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Organization

Acropolis Precious Metals Inc. (the “Company”) was incorporated in the State of Nevada on March 24, 2006.

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

The unaudited financial statements as of October 31, 2007 and for the three and nine months then ended, for the three months ended October 31, 2006, for the period March 24, 2006 (inception) to October 31, 2006, and for the period March 24, 2006 (inception) to October 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2007 and the results of operations and cash flows for the periods ended October 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended October 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2008. The balance sheet at January 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended January 31, 2007 as included in our report on Form SB-2/A filed July 13, 2007.

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

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007
(Unaudited)

4.	DUE TO RELATED PARTY

At October 31, 2007, the Company is indebted to the President of the Company for cash advances of $30,405. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

On July 20, 2007, the Company’s Registration Statement on Form SB-2 to register 3,035,000 shares of common stock for resale by existing non-affiliate stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices, was declared effective by the Securities and Exchange Commission. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

The Company has no stock option plan, warrants or other dilutive securities.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,306 at October 31, 2007 attributable to the future utilization of the net operating loss carryforward of $50,899 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $7,239 in year 2027 and $43,660 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities. If we cease activities, we don’t know what we will do and we don’t have any plans to do anything.

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

Milestones

     The following are our milestones:

     1. March 2008 - April 2008, we intend to engage a technically trained consultant to compile exploration data, analyze it and compile a map. We have not selected a consultant as of the date of this report. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000.

     2. May 2008 - October 2008, we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. The cost for of this activity is estimated to be $15,000.

     3. March 2009 - June 2009, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this will cost approximately $20,000.

     4. July 2009 - September 2009, we intend to begin core drilling. Core drilling will cost $20 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed for light and heating while on the property will be generated from gasoline powered generators. Currently, we do not have sufficient capital to complete this activity.

     5. March 2010 - April 2010, we intend to have an independent third party analyze the samples from the core drilling to determine if the property contains mineralized material. We estimate that it will cost $3,000 to analyze the core samples.

     All funds for the foregoing activities will be obtained from a future private placement, a public offering or a loan from our management.

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

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on March 24, 2006 to October 31, 2007 was $30,405. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     As of October 31, 2007, our total assets were $263 and our total liabilities were $33,472.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2007.

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