Form 10-K
period 2008-01-31
Acropolis Precious Metals, Inc.
filed 2008-04-30
CIK 1402159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended January 31, 2008

Commission file number 333-144202

ACROPOLIS PRECIOUS METALS, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Suite 341 - 2620 South Maryland Parkway
Las Vegas, Nevada 89125-0541
(Address of principal executive offices, including zip code.)

702-735-1772
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [    ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [    ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2008: $0.00.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

     The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

     All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Acropolis Precious Metals, Inc.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on March 24, 2006. We are an exploration stage corporation. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. The one property consists of 20 cells containing 169.029 hectares located in the Nicola Mining Division District of British Columbia, Canada. We intend to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. If we do not find mineralized material on the property, we do not know what we will do.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans. Currently, we do not intend to acquire other interests in any other mineral properties. Our business plan is solely to explore one mineral property. If we are successful in our initial endeavors, we may look at other exploration situations.

Background

     In March 2005, we paid Laurence Sookochoff, a non-affiliated third party for US$5,000, for the property. Mr Sookochoff is a professional geologist residing in Vancouver, British Columbia. The claim is recorded in the name of Mr. Sookochoff to avoid paying additional fees. Mr. Sookochoff suggested that the property be retained in his name and we concurred therewith. The property was selected by Mr. Brenner after consulting with Mr. Sookochoff. No money was paid to Mr. Sookochoff to hold the claim. No money will be paid to Mr. Sookochoff to transfer the property to us. Mr. Sookochoff has provided us with a declaration of trust stating that he holds the property in trust for us. Mr. Sookochoff will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

     In March 2005, Walter Brenner, our president, acquired one mineral property containing 20 cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by Laurence Sookochoff, a non affiliated third party. Laurence Sookochoff is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess a legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Sookochoff will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Sookochoff transfer title to another person and that conveyance is recorded before we record our conveyance, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities. We will have a cause of action against Mr. Sookochoff for breach of declaration of trust. Mr. Sookochoff has agreed verbally with us not to cause the title to pass to another entity.

     To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

     In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

     Our claim is a mineral lease issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

     The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. Accordingly, there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property, in fact the likelihood that a commercially viable mineral deposit exists is remote.

     There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

     Mr. Sookochoff suggested purchasing the claim to Mr. Brenner. Mr. Brenner after reviewing the matter with Mr. Sookochoff agreed and accordingly it was decided to proceed with the project as discussed herein.

Claims

     The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

Tenure No.	Document Description	Recording	Expiration
514942	IXL Mineral Claim	NTS 092I.039	June 21, 2009

     Our claim consists of 20 cells comprising of a total of 165.029 hectares.

     In order to maintain this claim, Mr. Sookochoff must pay a fee of CDN$4.00 per year per hectare (in total for the IXL claim this is CDN$660.17) or we must perform work on the claim of equivalent value each year after the expiry date. If the work option is chosen, certain paperwork must be filed with the B.C. government along with a nominal filing fee. As long as the CDN$660.17 fee is paid, no work has to be performed to maintain the claim. Under current rules, Mr. Sookochoff can renew the claim indefinitely by paying the fee. We have no idea if the fee to renew the claim will increase after 2009. There is no grace period if there is a default on the work or if Mr. Sookochoff misses renewing the claim. Mr. Sookochoff will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim, provided mineralized material is found. In the event that our exploration program does not find mineralized material, Mr. Sookochoff will allow the claim to expire and we will cease activities. We will reimburse Mr. Sookochoff for payments made by him to maintain the claim.

     The property was selected because gold has been discovered in the area.

Location and Access

     The property is located in southwestern British Columbia, Canada, northwest of Merrit, south of Kamloops and within two miles of Mineral Hill.

     Access can be obtained by road from either Merrit, which is located approximately 25 miles to the southwest or from Kamloops which is located approximately 25 road miles to the north, via the Merrit-Kamloops Highway No. 5 to within two miles of the property. A secondary road, the Peter Hope Lake road, junctions off to the east within two miles south of Stump Lake and provides access to, and through, the property.

MAP 1

MAP 2

Physiography

     The property lies between elevations of 2,000 feet and 3,000 feet. The terrain is gently sloping. Vegetation consists mainly of deciduous trees and scattered pine trees.

     The property is snow-free from March to December, providing a nine to ten month exploration season.

Property Geology

     The major type of rocks found on the property are of the Nicola group of rocks including meta-sediments, volcanics and granatoid rocks. Gold is found in such formations. As of the date hereof, we have not found or determined if gold is located on our property.

History of Previous Work

     To our knowledge, there has never been exploration activity on the property.

Our Proposed Exploration Program

     We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease activities and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease activities.

     We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The only event that has occurred is the staking of the property by Mr. Sookochoff and five days of prospecting. Mr. Sookochoff examined the surface and took samples. The samples did not reveal anything. Mr. Sookochoff used a hammer, pick and sack to take samples. While Mr. Sookochoff is a geologist, he is not an engineer, and accordingly his area of expertise is limited to geological matters. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. Our exploration program is designed to economically explore and evaluate the property. We do not claim to have any minerals or reserves whatsoever at this time on any of the property. We intend to implement an exploration program which consists of 3 phases as follows:

Phase 1 - Compilation and mapping

     We intend to engage a technically trained consultant to compile exploration data, analyze it and compile a map. We have not selected a consultant as of the date of this prospectus. This phase 1 reconnaissance work requires approximately one week of field work by a two person crew. The whole phase, including the initial compilation and the later presentation to management, is estimated to cost $5,000.

Phase 2 - Sampling, test reconnaissance soil sampling/surveys

     Upon completion of phase 1, we intend to pursue a field program of prospecting and geochemical surveying to determine the extent and distribution of mineralization on the surface of the property which may indicate the potential presence of a reserve. Geochemical surveys involve a consulting geologist gathering samples of soil and rock from property areas with the most potential to host economically significant mineralization. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content. Cost for phase 2 is estimated to be $15,000.

Phase 3 - Detailed field work and Magnetometer and soil survey

     Upon completion of phase 2, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this phase will cost approximately $20,000.

Phase 4 - Drilling

     Upon completion of phase 3 we intend to begin core sampling which is the process of drilling holes to a depth of up to 1,400 feet in order to extract samples of earth. Mr. Brenner and the consultant we hire will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate activities; proceed with additional exploration of the property; or develop the property. We intend to take our core samples to Geoterrex Limited, analytical chemists, geochemists and registered assayers located in Toronto, Ontario. Neither we nor our officers or directors have any affiliation with Geoterrex. Geoterrex is a registered assayer.

     We estimate the cost of core sampling will be $20 per foot drilled. A drilling rig is required to take the core samples. The cost of the drilling rig is included in the drilling cost per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. We estimate that it will take up to three months to drill the holes to a depth of 100 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The consultant will be responsible for managing the project, supervising the core sampling, and hiring subcontractors to perform work on the property. Our employees will not have involvement in the work performed, but will be overseeing everything. The total cost for analyzing the core samples will be $3,000.

     The breakdown of estimated times and dollars was made by Mr. Brenner.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete exploration because we do not have enough money, we will cease activities until we raise more money. If we cannot or do not raise more money, we will cease activities. If we cease activities, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration operations in August 2007, weather permitting.

     If we do not find mineralized material on the property, Mr. Sookochoff will allow the claim to expire and we will cease activities.

Competitive Factors

     The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims

*	working claims

*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities. These regulations will not impact our exploration activities. The only current costs we anticipate at this time are reclamation costs. Reclamation costs are the costs of restoring the property to its original condition should mineralized material not be found. We estimate that it will cost between $3,000 and $9,000 to restore the property to its original condition, should mineralized material not be found. The variance is based upon the number of holes that are drilled by us.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety

2.	Archaeological Sites

3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition. We have estimated the cost of restoring the property to be between $3,000 to $9,000, depending upon the number of holes drilled.

Subcontractors

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 10% of their time to our operations. Our officers and directors do not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     None.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “AOPM.”A summary of trading by quarter for the last two fiscal years follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$0.0	$0.0
Third Quarter 7-1-07 to 9-30-07	$0.0	$0.0
Second Quarter 4-1-07 to 6-30-07	$0.0	$0.0
First Quarter 1-1-07 to 3-31-07	$0.0	$0.0

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.0	$0.0
Third Quarter 7-1-06 to 9-30-06	$0.0	$0.0
Second Quarter 4-1-06 to 6-30-06	$0.0	$0.0
First Quarter 1-1-06 to 3-31-06	$0.0	$0.0

     As of the date of this report, we have yet to generate any revenues from our business operations.

     Since inception, the registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:

a)

We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on March 24, 2007. Mr. Brenner is our president, chief executive officer and a director. Mr. Brenner acquired these shares at a price of $0.00001 per share for total proceeds to us of $30.00

b)

We completed a private placement of 2,100,000 restricted shares of our common stock at a price of $0.0001 per share to seven purchasers on August 23, 2006. The total amount received from the private placement was $210.

c)

We completed a private placement of 700,000 restricted shares of our common stock at a price of $0.001 per share to seven purchasers on August 29, 2006. The total amount received from the private placement was $700.

d)

We completed a private placement of 335,000 restricted shares of our common stock at a price of $0.05 per share to seventeen purchasers on October 16, 2006. The total amount received from this offering was $16,750.

     All of the shares were issued pursuant to exemption from registration contained in Regulation S of the Securities Act of 1933 in that all sales were made to non-US persons and all transactions took place outside the United States of America.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the salesperson’s compensation.

     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on March 24, 2006 to January 31, 2008 was $38,897. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     As of January 31, 2008, our total assets were $3,249 and our total liabilities were $42,234.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Acropolis Precious Metals, Inc.
Index

Independent Auditor’s Report	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Acropolis Precious Metals Inc.

I have audited the accompanying balance sheets of Acropolis Precious Metals Inc. (the Company), an exploration stage company, as of January 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended January 31, 2008, for the period March 24, 2006 (inception) to January 31, 2007, and for the period March 24, 2006 (inception) to January 31, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acropolis Precious Metals Inc., an exploration stage company, as of January 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended January 31, 2008, for the period March 24, 2006 (inception) to January 31, 2007, and for the period March 24, 2006 (inception) to January 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER CPA P.C.

Freeport, New York
April 21, 2008

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Balance Sheets

	January 31,
	2008	2007

ASSETS
Current Assets
Cash	$3,249	$8,522
Prepaid expense	-	2,500
Total Current Assets	3,249	11,022
Mineral interest acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively	-	-
Total Assets	$3,249	$11,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$3,337	$268
Due to related party	38,897	303
Total current liabilities	42,234	571
Stockholders' Equity (Deficiency)
Common stock, $0.00001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,135,000 shares	61	61
Additional paid-in capital	17,629	17,629
Deficit accumulated during the exploration stage	(56,675)	(7,239)
Total stockholders' equity (deficiency)	(38,985)	10,451
Total Liabilities and Stockholders' Equity (Deficiency)	$3,249	$11,022

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Operations

					Cumulative
					during the
			Period March		Exploration
			24, 2006		Stage (March
	Year Ended		(Inception) to		24, 2006 to
	January 31,		January 31,		January 31,
	2008		2007		2008)

Revenue	$-		$-		$-

Cost and expenses
General and administrative	46,284		2,239		48,523
Exploration costs	3,152		-		3,152
Impairment of mineral interest acquisition costs	-		5,000		5,000
Total Costs and Expenses	49,436		7,239		56,675
Net Loss	$(49,436	) $	(7,239	)$	(56,675)

Net Loss per share
Basic and diluted	$(0.01	) $	(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	6,135,000		6,135,000

See notes to financial statements.

	ACROPOLIS PRECIOUS METALS INC. (An Exploration Stage Company) Statements of Stockholders' Equity (Deficiency) For the period March 24, 2006 (Inception) to January 31, 2008

						Deficit
						Accumulate		Total
		Common Stock,			Additional	d During the		Stockholders'
		$0.00001 Par Value			Paid-in	Exploration		Equity
		Shares		Amount	Capital	Stage		(Deficiency)
Common stock issued for cash
-	March 24, 2006 at $0.00001 per share	3,000,000		$30	$-	$-		$30
-	August 23, 2006 at $0.0001 per share	2,100,000		21	189	-		210
-	August 29, 2006 at $0.001 per share	700,000		7	693	-		700
-	October 16, 2006 at $0.05 per share	335,000		3	16,747	-		16,750
Net loss for the period March 24,
	2006 (inception) to January 31, 2007	-	#	-	-	(7,239)		(7,239)

Balance, January 31, 2007		6,135,000		61	17,629	(7,239)		10,451
Net loss for the year ended January 31, 2008				-	-	(49,436)		(49,436)
		-
Balance, January 31, 2008		6,135,000		$61	$17,629	$(56,675	) $
								(38,985)

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Cash Flows

					Cumulative
					during the
			Period March		Exploration
			24, 2006		Stage (March
	Year Ended		(Inception) to		24, 2006 to
	January 31,		January 31,		January 31,
	2008		2007		2008)

Cash Flows from Operating Activities
Net loss	$(49,436	) $	(7,239	) $	(56,675)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-		5,000		5,000
Changes in operating assets and liabilities:
Prepaid expense	2,500		(2,500)		-
Accounts payable and accrued liabilities	3,069		268		3,337
Net cash provided by (used for) operating activities	(43,867)		(4,471)		(48,338)

Cash Flows from Investing Activities
Acquisition of mineral interest	-		(5,000)		(5,000)
Net Cash provided by (used for) investing activities	-		(5,000)		(5,000)

Cash Flows from Financing activities
Proceeds from loans from related party	38,594		303		38,897
Proceeds from sales of common stock	-		17,690		17,690
Net cash provided by (used for) financial activities	38,594		17,993		56,587

Increase (decrease) in cash	(5,273)		8,522		3,249
Cash, beginning of period	8,522		-		-

Cash, end of period	$3,249		$8,522		$3,249

Supplemental Disclosures of Cash Flow
Information:
Interest paid			$-		$-
Income taxes paid			$-		$-

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

1.	OPERATIONS AND BASIS OF PRESENTATION

Organization

The Company was incorporated in the State of Nevada, on March 24, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At January 31, 2008, the Company had cash of $3,249 and a stockholders’ deficiency of $38,985. For the period March 24, 2006 (inception) to January 31, 2008, the Company had no revenues and incurred a net loss of $56,675. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company plans to obtain additional equity capital to finance its exploration program and future operations. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

	b)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and some of its assets and

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities give rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	d)	Mineral Interest Acquisition Costs

The Company initially capitalizes all mineral interest acquisition costs.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

	e)	Exploration Costs

The Company follows a policy of expensing exploration expenditures until the establishment of proven and probable reserves. If and when proven and probable reserves are established and production is determined to be probable, then subsequent exploration and development costs of the property will be capitalized and depleted on a units-of-production basis over the estimated proven and probable reserves.

	f)	Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

	h)	Foreign Currency Translation

The Company’s reporting and functional currency is the U.S. dollar. Canadian dollar transactions are translated at the exchange rate prevailing at the time of the transaction. Canadian dollar monetary assets and liabilities are translated at period-end exchange rates and exchange gains and losses are reflected in operations.

	i)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	j)	Basic and Diluted Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common shares (such as from stock options and convertible securities) outstanding during the period, if dilutive.

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

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

4.	DUE TO RELATED PARTY

At January 31, 2008, the Company is indebted to the President of the Company for cash advances of $38,897. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

On March 24, 2006, the Company sold 3,000,000 shares of common stock at a price of $0.00001 per share for cash proceeds of $30.

On August 23, 2006, the Company sold 2,100,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $210.

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

The provisions for income taxes differ from the result obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	Year Ended January		Period March 24,
	31, 2008		2006 (Inception) to
			January 31, 2007

Computed expected income taxes (benefit)	$(16,809	) $	2,461
Increase in valuation allowance	16,809		(2,461)
Income tax provision	$–		$–

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

Significant components of the Company’s deferred income tax assets are as follows:

	January
	2008	2007
Net Operating loss carryforwards	$19,270	$2,461
Valuation allowance	(19,270)	(2,461)
Net deffered tax assets	$–	$–

Based on management’s present assessment the Company has not yet determined it to be more likely than not that a deferred tax asset of $19,270 at January 31, 2008 attributable to the future utilization of the net operating loss carryforward of $56,675 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $7,239 in year 2027 and $49,436 in year 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to January 31, 2008, included in this report have been audited by Michael T. Studer, CPA, P.C., 18 East Sunrise Highway, Suite 311 Freeport, New York 11520, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position Held
Walter Brenner	41	president, principal executive officer and member of the board of
		directors
Zeny Manalo	53	secretary and member of the board of directors
Horst Balthes	60	treasurer, principal financial officer and member of the board of
		directors

     Directors serve until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers and their terms of office are at the discretion of the board of directors.

Background of officers and directors

     Mr. Walter Brenner has been our president, principal executive officer and director since our inception on March 24, 2006. Mr. Brenner graduated from York University’s Osgoode Hall Law School in 1991 with a Bachelor of Laws degree. Since 1993, Mr. Brenner has been a director and senior officer of Hellix Ventures Inc. a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. Hellix is listed as a mining company and also has producing petroleum properties. Mr. Brenner is also founder of Abington Ventures Inc. and has been its president and director of since 1999. Abington is a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange as a mining company. Mr. Brenner will devote approximately 10% of his time to our affairs.

     Ms. Zeny Manalo has been our secretary and a member of our board of directors since March 24, 2006. Since 1992, Ms. Manalo has been involved in public and private companies as administrative manager and accountant. Ms. Manalo graduated from Far Eastern University, Philippines with a degree of Bachelor of Science and commerce major in accounting and a degree in computer accounting in Vancouver. Since 1996, Ms. Manalo has been a Director of CanAfrican Mines and Mining Corp, a British Columbia and Alberta reporting issuer listed on the TSX Venture Exchange. CanAfrican is a corporation located in Vancouver engaged in the business of mining. Since 2005, Ms. Manalo has been a chief financial officer of Freeport Resources Inc, a British Columbia corporation located in Vancouver engaged in the business of mining.

     Mr. Horst Balthes has been treasurer, principal financial officer and member of the board of directors since March 24, 2006 to function as Director and Treasurer. Mr. Balthes graduated from High School and later obtained a German Masters degree at a trades College in Koblenz, West Germany equivalent to the Canadian College Instructors I.D. certificate. Mr. Balthes has been a business owner since 1989. From 1989 to 2003, Mr. Balthes was an instructor for Meat Science and Processing at Vancouver Community College in Vancouver British Columbia. Since August 2006, Mr. Balthes has been a member of the board of directors of Anvil Forest Products. Anvil Forest Products is a Nevada corporation.

     During the past five years, Ms. Manalo and Messrs. Brenner and Balthes have not been the subject of the following events:

     1. Any bankruptcy petition filed by or against any business of which Ms. Manalo or Messrs. Brenner and Balthes were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Manalo or Messrs. Brenner and Balthes’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on March 31, 2006 through April 30, 2007, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock Option		Plan	tion	Compen-
Name and		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Principal Position	Year (US$) (US$) (US$)				(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Walter Brenner	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Zeny Manalo	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Horst Balthes	2008	0	0	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so.

     The following table sets forth the compensation paid by us from inception on March 24, 2006 through April 30, 2007, for each of our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option Incentive Plan Compensation			All Other
		Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Walter Brenner	2008	0	0	0	0	0	0	0
Zeny Manalo	2008	0	0	0	0	0	0	0
Horst Balthes	2008	0	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the office or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name of Beneficial	Amount of Direct		Percent of
Owner	Ownership	Position	Class
Walter Brenner [1]	3,000,000	President, Principal Executive Officer	48.90%
		Director

Zeny Manalo	0	Secretary and Director	0.00%

Horst Balthes	100,000	Treasurer and Director	1.63%
All Officers and Directors	3,100,000		50.53%
as a Group (3 Persons)

Future sales by existing stockholders

     A total of 6,135,000 shares of common stock are issued and outstanding. Of the 6,135,000 shares outstanding, all are restricted securities as defined in Rule 144 of the Securities Act of 1933. 3,035,000 are being offered for sale by the selling shareholders in this offering.

Shares purchased in this offering will be immediately resalable without restriction of any kind.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All of our issued and outstanding shares of common stock were issued as restricted securities pursuant to Reg. S of the Securities Act of 1933 in that all of the sales took place outside the United States of America with non-US persons.

     The following is a summary of the issuances of all shares pursuant to Reg. S of the Act:

     a)       We issued 3,000,000 shares of our common stock to Mr. Walter Brenner on March 24, 2006. Mr. Brenner is our president, chief executive officer and a director.
               Mr. Brenner acquired these shares at a price of $0.00001 per share for total proceeds to us of $30.00

b)

We completed a private placement of 2,100,000 restricted shares of our common stock at a price of $0.0001 per share to seven purchasers on August 23, 2006. The total amount received from the private placement was $210.

c)

We completed a private placement of 700,000 restricted shares of our common stock at a price of $0.001 per share to seven purchasers on August 29, 2006. The total amount received from the private placement was $700.

d)

We completed a private placement of 335,000 restricted shares of our common stock at a price of $0.05 per share to seventeen purchasers on October 16, 2006. The total amount received from this offering was $16,750.

     None of the selling shareholders has, or has had within the past three years, any position, office, or other material relationship with us or any of our predecessors or affiliates.

     None of the selling shareholders is a broker/dealer or an affiliate of a broker dealer.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,500	Michael T. Studer, CPA, P.C.
2007	$7,500	Michael T. Studer, CPA, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Michael T. Studer, CPA, P.C.
2007	$0	Michael T. Studer, CPA, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer, CPA, P.C.
2007	$0	Michael T. Studer, CPA, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer, CPA, P.C.
2007	$0	Michael T. Studer, CPA, P.C.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06-29-07	3.1

3.2	Bylaws.	SB-2	06-29-07	3.2

4.1	Specimen Stock Certificate.	SB-2	06-29-07	4.1

10.1	Trust Agreement	SB-2	06-29-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Office).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2008.

ACROPOLIS PRECIOUS METALS INC.

BY:  WALTER BRENNER
        Walter Brenner
         President, Principal Executive Officer and member of
         the Board of Directors

BY:   HORST BALTHES
         Horst Balthes
         Treasurer, Principal Financial Officer, Principal
         Accounting Officer and member of the Board of
         Directors

     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Walter Brenner, as true and lawful attorney-in-fact and agent, with full power of substitution, for her and in her name, place and stead, in any and all capacities, to sign any and all amendment (including post-effective amendments) to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as she might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

WALTER BRENNER	Director	April 30, 2008
Walter Brenner

____________________________	Director	April ___, 2008
Zeny Manalo

HORST BALTHES	Director	April 30, 2008
Horst Balthes

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06-29-07	3.1

3.2	Bylaws.	SB-2	06-29-07	3.2

4.1	Specimen Stock Certificate.	SB-2	06-29-07	4.1

10.1	Trust Agreement	SB-2	06-29-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Financial Office).

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X