Form 10-Q
period 2008-04-30
Acropolis Precious Metals, Inc.
filed 2008-06-11
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53224

ACROPOLIS PRECIOUS METALS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2620 South Maryland Parkway
Suite 341
Las Vegas, Nevada 89125-0541
(Address of principal executive offices, including zip code.)

702-735-1772
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,135,000 as of June 9, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Balance Sheets

		April 30,	January 31,
		2008	2008
		(Unaudited)

	ASSETS
Current Assets
Cash		$985	$3,249
Total Current Assets		985	3,249
Mineral interest acquisition costs, less reserve for
impairment of $5,000 and $5,000, respectively		-	-
Total Assets		$985	$3,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities		$8,167	$3,337
Due to related party		38,897	38,897
Total current liabilities		47,064	42,234
Stockholders' Equity (Deficiency)
Common stock, $0.00001 par value;
authorized 75,000,000 shares,
issued and outstanding 6,135,000 shares		61	61
Additional paid-in capital		17,629	17,629
Deficit accumulated during the exploration stage		(63,769)	(56,675)
Total stockholders' equity (deficiency)		(46,079)	(38,985)
Total Liabilities and Stockholders' Equity (Deficiency)		$985	$3,249

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Operations
For the period March 24, 2006 (Inception) to April 30, 2008
(Unaudited)

			Period from
			March 24,
			2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception)
	April 30,	April 30,	To April 30,
	2008	2007	2008

Revenue	$-	$-	$-

Cost and expenses
General and administrative	7,094	69	55,617
Exploration costs	-	-	3,152
Impairment of mineral interest acquisition costs	-	-	5,000
Total Costs and Expenses	7,094	69	63,769
Net Loss	$(7,094)	$(69)	$(63,769)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute loss per share
Basic and Diluted	6,135,000	6,135,000

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the period March 24, 2006 (Inception) to April 30, 2008

				Deficit
				Accumulated	Total
	Common Stock, $0.00001		Additional	During the	Stockholders'
	Par Value		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficiency)

Common stock issued for cash
- March 24, 2006 at $0.00001	3,000,000	$30	$-	$-	$30
- August 23, 2006 at $0.0001	2,100,000	21	189	-	210
- August 29, 2006 at $0.001	700,000	7	693	-	700
- October 16, 2006 at $0.05	335,000	3	16,747	-	16,750
Net loss for the period March 24,
2006 (inception) to January 31, 2007	-	-	-	(7,239)	(7,239)
Balance, January 31, 2007	6,135,000	61	17,629	(7,239)	10,451
Net loss for the year ended January 31, 2008	-	-	-	(49,436)	(49,436)
Balance, January 31, 2008	6,135,000	61	17,629	(56,675)	(38,985)
Unaudited:
Net loss for the three months ended April 30,
2008	-	-	-	(7,094)	(7,094)

Balance, April 30, 2008	6,135,000	$61	$17,629	$(63,769)	$(46,079)

See notes to financial statements.

ACROPOLIS PRECIOUS METALS INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the period March 24, 2006 (Inception) to April 30, 2008
(Unaudited)

			Period from
	Three	Three	March 24, 2006
	Months	Months	(Date of
	Ended April	Ended April	Inception) To
	30, 2008	30, 2007	April 30, 2008

Cash Flows from Operating Activities
Net loss	$(7,094)	$(69)	$(63,769)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	5,000
Changes in operating assets and liabilities
Prepaid expense	-	-	-
Accounts payable and accrued liabilities	4,830	-	8,167
Net cash provided by (used for) operating activities	(2,264)	(69)	(50,602)

Cash Flows from Investing Activities
Acquisition of mineral interest and expenditure of
related costs	-	-	(5,000)
Net Cash provided by (used for) investing activities	-	-	(5,000)

Cash Flows from Financing activities
Proceeds from loans from related party	-	-	38,897
Proceeds from sales of common stock	-	-	17,690
Net cash provided by (used for) financial activities	-	-	56,587

Increase (decrease) in cash	(2,264)	(69)	985
Cash, beginning of period	3,249	8,522	-

Cash, end of period	$985	$8,453	$985

Supplemental Disclosures of Cash Flow
Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

1.	OPERATIONS AND BASIS OF PRESENTATION

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

The unaudited financial statements as of April 30, 2008 and for the three months ended April 30, 2008 and 2007, and for the period March 14, 2006 (inception) to April 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended January 31, 2008 as included in our report on Form 10-KSB filed April 30, 2008.

3.	MINERAL CLAIM INTEREST

On April 3, 2006, the Company acquired the IXL mineral claim located in the Nicola Mining Division, British Columbia, Canada in consideration for $5,000. The claim is registered in the name of the vendor, who has executed a trust agreement to hold the claim in trust on behalf of the Company. The claim expires June 21, 2008 and is renewable annually by the payment of fees (currently approximately $700 per year) to British Columbia or performance of work on the claim of equivalent value.

At January 31, 2007, the Company recorded an impairment charge of $5,000 and reduced the carrying amount of the mineral interest acquisition costs to $0.

4.	DUE TO RELATED PARTY

At April 30, 2008, the Company is indebted to the President of the Company for cash advances of $38,897. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $21,681 at April 30, 2008 attributable to the future utilization of the net operating loss carryforward of $63,769 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $7,239 in year 2027, $49,436 in year 2028 and $7,094 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     2. March 2009 - June 2009, we intend to conduct a detailed field examination of potential exploration sites including localized geophysical surveys and localized magnetometer and soil surveys over the prime indicated anomalous zones. We anticipate this will cost approximately $20,000.

     3. July 2009 - September 2009, we intend to begin core drilling. Core drilling will cost $20 per foot. We intend to drill 36 holes to a depth of 100 feet for a total cost of $72,000. Core drilling will be subcontracted to non-affiliated third parties. No power source is needed for core drilling. The drilling rig operates on diesel fuel. All electric power needed for light and heating while on the property will be generated from gasoline powered generators. Currently, we do not have sufficient capital to complete this activity.

     4. March 2010 - April 2010, we intend to have an independent third party analyze the samples from the core drilling to determine if the property contains mineralized material. We estimate that it will cost $3,000 to analyze the core samples.

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

     We engaged a technically trained consultant Sookochoff Consultants Inc. to compile exploration data, analyze it and compile a map and lineament array analysis. Upon presentation to management, and discussion with technically trained consultants, findings relating to two mineral showing and their potentially controlling geological structures were viewed as encouraging enough to justify progress to the next milestone.

     Since inception, we have used loans from Mr. Brenner, our president, to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by him since inception on March 24, 2006 to April 30, 2008 was $38,897. The loans are not evidenced by any written instrument and are to be repaid at our discretion. The loans are without interest.

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

     As of April 30, 2008, our total assets were $985 and our total liabilities were $47,064.

Recent Accounting Pronouncements

     Certain accounting pronouncements have been issued by the FASB and other standards setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

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
Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of June, 2008.

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