Form 10-Q
period 2008-06-30
Acropolis Precious Metals, Inc.
filed 2008-08-14
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53224

ACROPOLIS PRECIOUS METALS INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

West Side, Public Transportation Gas Filling Center,
Angang Avenue-Middle Part, Yindu District,
Anyang, Henan Province,
Postal code: 455000
The People’s Republic of China

(Address of principal executive offices, including zip code.)

 86-372-3166864
(telephone number, including area code)

Copy of Communication to:
Bernard & Yam, LLP
Attention: Bin Zhou, Esq.
401 Broadway Suite 1708
New York, NY 10013

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

YES ☐              NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of August 13, 2008.

On this Form 10Q quarterly report, the registrant, Acropolis Precious Metals, Inc, is hereinafter referred as "we", or "Company", or "AOPM".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACROPOLIS PRECIOUS METALS, INC

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

ACROPOLIS PRECIOUS METALS, INC

AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1
Condensed Consolidated Statements of Income and Comprehensive Income for the three months and six months period ended June 30, 2008 and 2007 (Unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the six months period ended June 30, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2008 and 2007 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5-20

ACROPOLIS PRECIOUS METALS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(AMOUNTS EXPRESSED IN US DOLLAR)

	June 30, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$750,523	$1,049,768
Restricted cash	874,750	-
Accounts receivable, net	948,736	520,116
Inventories	1,309,494	1,163,343
Deposits, prepayments and other current assets	8,460,172	7,001,427
Refundable investment deposit	-	68,450
Dividend receivable	175,518	311,331
Total current assets	12,519,193	10,114,435

OTHER ASSETS:
Deferred income tax assets	50,397	47,323
Goodwill	60,330	56,650
Available-for-sale securities	3,410,082	3,202,104
Investment deposit	443,207	416,176
Deposits for buildings, machinery and equipment	2,563,020	2,098,164
Buildings, machinery and equipment, net	2,766,287	2,365,145
Construction in progress	1,131,390	1,167,003
Total other assets	10,424,713	9,352,565

Total assets	$22,943,906	$19,467,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short term bank loan	$728,959	$-
Accounts payable	1,571,856	992,512
Bill payable	874,750	-
Other payables and accruals	4,140,342	8,291,593
Income tax payable	202,183	692,786
Total current liabilities	7,518,090	9,976,891

LONG-TERM LIABILITIES:
Long-term payables	4,965,056	8,014,705

Total liabilities	12,483,146	17,991,596

Minority interests	219,576	194,729

COMMITMENTS AND CONTINGENCIES (Note 21)

SHAREHOLDERS’ EQUITY:
Common stock, $0.00001 par, 75,000,000 shares authorized, 12,000,000 shares issued and outstanding at June 30, 2008 and 10,389,231 shares issued and outstanding at December 31, 2007.	120	104
Additional paid-in capital	7,949,880	(103)
Statutory reserve	170,636	120,511
Accumulated other comprehensive income	277,758	38,639
Retained earnings	1,842,790	1,121,524
Total shareholders' equity	10,241,184	1,280,675

Total liabilities and shareholders' equity	$22,943,906	$19,467,000

See accompanying notes to consolidated financial statements

ACROPOLIS PRECIOUS METALS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$13,329,820	$10,803,524	$25,539,265	$10,803,524

Cost of goods sold	(12,015,812)	(9,610,451)	(22,704,963)	(9,610,451)

Gross profit	1,314,008	1,193,073	2,834,302	1,193,073

Selling expenses	(803,743)	(328,090)	(1,576,434)	(328,090)
General and administrative expenses	(190,517)	(187,814)	(378,261)	(187,814)

Income from operations	319,748	677,169	879,607	677,169

Other income (expenses)
Dividend income	76,782	68,476	151,303	68,476
Interest income	1,374	673	6,202	673
Interest expenses	(15,390)	(24,179)	(24,064)	(24,179)
Other income (expense)	2,676	(1,702)	3,412	(1,702)

Income before income tax and minority interests	385,190	720,437	1,016,460	720,437

Provision for income taxes	(97,839)	(180,325)	(247,378)	(180,325)

Income before minority interests	287,351	540,112	769,082	540,112

Minority interests	1,618	(2,420)	2,309	(2,420)

Net income	288,969	537,692	771,391	537,692

Other comprehensive income:
Foreign currency translation adjustment	176,767	3,555	239,119	3,555

Comprehensive income	$465,736	$541,247	$1,010,510	$541,247

Weight average number of shares
- Basic and diluted	10,406,932	10,389,231	10,398,081	10,389,231

Earnings per share
- Basic and diluted	$0.03	$0.05	$0.07	$0.05

See accompanying notes to consolidated financial statements

ACROPOLIS PRECIOUS METALS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserve	Earnings	Income	Totals

Balance at January 1, 2008	10,389,231	$104	$(103)	$120,511	$1,121,524	$38,639	$1,280,675
Effect of reverse acquisition	1,610,769	16	103	-	-	-	119
Additional paid-in capital contributed by shareholders	-	-	7,949,880	-	-	-	7,949,880
Net income for the six months ended June 30, 2008	-	-	-	-	771,391	-	771,391
Appropriation of statutory reserve	-	-	-	50,125	(50,125)	-	-
Foreign currency translation adjustment	-	-	-	-	-	239,119	239,119

Balance at June 30, 2008	12,000,000	$120	$7,949,880	$170,636	$1,842,790	$277,758	$10,241,184

See accompanying notes to consolidated financial statements

ACROPOLIS PRECIOUS METALS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$771,391	$537,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	141,618	64,972
Minority interests	(2,309)	-
(Increase) decrease in assets:
Accounts receivable, net	(383,137)	(372,644)
Inventories	(68,499)	(419,282)
Deposits, prepayments and other current assets	(974,244)	(1,785,876)
Dividend receivable	151,409	(86,699)
Increase (decrease) in liabilities:
Accounts payable	499,620	1,167,864
Bill payable	848,824	521,723
Other payables and accruals	465,582	3,837,911
Income tax payable	(519,725)	199,676
Net cash provided by operating activities	930,530	3,665,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions from minority interests	14,147	-
Refund of investment deposit	70,735	-
Purchase of buildings, machinery and equipment	(616,379)	(2,060,034)
Settlement of purchase consideration for acquisition of Anyang Prosperous and Anyang Top	(5,016,378)	-
Investment deposit paid	-	(448,682)
Net cash used in investing activities	(5,547,875)	(2,508,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional paid-in capital contribution by shareholders	7,949,880	-
Proceeds from issuance of common stock	120
Proceeds from short-term bank loan	707,354	-
Increase in restricted cash	(848,824)	-
Long-term payables	(3,464,392)	-
Net cash provided by financing activities	4,344,138	-

Foreign currency translation adjustment	(26,038)	(53,904)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(299,245)	1,120,940
CASH AND CASH EQUIVALENTS, beginning of period	1,049,768	-

CASH AND CASH EQUIVALENTS, end of period	$750,523	$1,120,940

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$24,064	$24,179
Income taxes paid	$826,175	$660

See accompanying notes to consolidated financial statements

NOTE 1

DESCRIPTION OF BUSINESS AND ORGANIZATION

Acropolis Precious Metals, Inc. (the "Company" or “AOPM”) was incorporated in the State of Nevada on March 24, 2006.  On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”).  The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on June 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of AOPM from the affiliate and non-affiliate shareholders of AOPM at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of AOPM, representing approximately 86.6% of AOPM’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and AOPM to be the accounting acquiree. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of AOPM being consolidated from the date of Share Exchange. No goodwill has been recorded.

Origin Orbit is a holding company that, on April 4, 2007, acquired 100% of the capital stock of Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”) and Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”), both of which were organized under the laws of the People’s Republic of China (“PRC”).  Anyang Top does not have any subsidiary.  Anyang Prosperous has various ownership interests in a number of companies in PRC.

As a result of these share exchange transaction and acquisitions, AOPM has become the holding company of the group comprising Origin Orbit, Anyang Prosperous and Anyang Top and their subsidiaries. The Company is principally engaged in the wholesale and retail sales of compressed natural gas and liquefied petroleum gas through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

As of June 30, 2008, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Place of operation	Registered and paid-up capital	Percentage of effective ownership	Principal activities
Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

NOTE 1

DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Subsidiaries’ names	Place of operation	Registered and paid-up capital	Percentage of effective ownership	Principal activities
Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	84% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	95% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	95% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	95% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	95% (c) (d)	Construction of LPG and CNG station, and sales of vehicle components
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	95% (c) (d)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c) (d)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linyi Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	95% (c)	Sales of natural gas and vehicle components.

NOTE 1

DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

Notes:

(a)

Held directly by AOPM.

(a)

Held indirectly by AOPM through Origin Orbit.

(b)

Held indirectly by AOPM through Origin Orbit and Anyang Prosperous.

(d)

According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to June 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 95% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to June 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $390,165 remained outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,300,550 into the capital of Xuchang Zhenyuan. Up to June 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Changzhi City was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 100% ownership interest in Changzhi City, it is required to contribute $684,500 into the capital of Changzhi City. Up to June 30, 2008, Anyang Prosperous had only contributed $616,050 leaving $68,450 remained outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 95% ownership interest in Linyi Prosperous, it is required to contribute $1,311,828 into the capital of Linyi Prosperous. Up to June 30, 2008, Anyang Prosperous had only contributed $262,366 leaving $1,049,462 remained outstanding.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the financial statements of AOPM and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of Preparation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements for the interim periods are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Preparation (Continued)

These condensed consolidated financial statements should be read in conjunction with the Company’s report for the year ended December 31, 2007.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Restricted Cash

Restricted cash represented time deposits pledged against short-term bank facilities. Restricted cash is classified as current assets as the maturity of the short-term bank facilities was within one year.

Accounts Receivable

Accounts receivable are stated at cost, net of allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Available-for-sale Investments

Available-for-sale investments are equity securities which the Company does not intend to sell in the near term. The investees are private companies and do not have a quoted market price in an active market, so the fair value of available-for-sale investment cannot be practicably estimated are stated in the balance sheet using the cost method. Temporary impairments of costs of such available-for-sale investments are reported in other comprehensive income, where as other than temporary impairments are reflected in earnings.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

Buildings, Machinery and Equipment

Buildings, machinery and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Buildings	20-40 years
Machinery, gas storage vehicles and motor vehicles	5-10 years
Office equipment	5 years

The carrying value of buildings, machinery and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in Progress

Construction in progress includes direct costs of construction of buildings, equipment and others.  Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Asset Impairment

(a)

Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Impairment (Continued)

 (b) Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, short-term bank loans and other current liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Revenue Recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Foreign Currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings, as of the end of period	US$1:RMB 6.8591	US$1:RMB7.3046

	Three months ended June 30, 2008	Three months ended June 30, 2007
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB 6.9645	US$1:RMB 7.6669

	Six months ended June 30, 2008	Six months ended June 30, 2007
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB 7.0686	US$1:RMB 7.6669 *

* Since the Company began its operation only after the Company completed the acquisitions of Anyang Prosperous and Anyang Top on April 4, 2007, the exchange rate of US$1:7.6669 used to translate the statements of income, stockholders’ equity, and cash flows for the three months and six months ended June 30, 2007 is the same.

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended June 30, 2008, it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

Commitments and Contingencies

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS No. 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 5, 2007 (the Company’s fiscal 2008). It is believed that implementation of SFAS No. 157 will have little or no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (fiscal 2008 for the Company) where earlier adoption is permitted. Management is currently evaluating the impact, if any, and timing of the adoption of SFAS No. 159 on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests

NOTE 2

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

NOTE 3

RESTRICTED CASH

Restricted cash consisted of time deposits of $874,750 and nil as of June 30, 2008 and December 31, 2007 respectively, all of which were pledged against short-term bank facilities.

NOTE 4

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Accounts receivable	$948,736	$520,116
Less: allowance for doubtful accounts	-	-

Accounts receivable, net	$948,736	$520,116

NOTE 5

INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Compressed natural gas	$62,702	$10,018
Liquefied petroleum gas	732,321	549,108
Dimethyl ether	313,155	396,914
Vehicle modification components and others	201,316	207,303

	$1,309,494	$1,163,343

NOTE 6

DEPOSITS, PREPAYMENT AND OTHER CURRENT ASSETS

Deposits, prepayment and other current assets consist of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Trade deposits	$3,023,473	$2,172,455
Prepayment	122,019	80,229
Other receivables	5,314,680	4,748,743

	$8,460,172	$7,001,427

NOTE 7

DIVIDEND RECEIVABLE

Dividend receivable as of June 30, 2008 and December 31, 2007 were $175,518 and $311,331, respectively, representing income receivable from Anyang PetroChina, as described in Note 10.

NOTE 8

DEFERRED INCOME TAX ASSETS

Deferred income tax assets of $50,397 and $47,323 as of June 30, 2008 and December 31, 2007, respectively, arose from unused tax loss carry-forwards that management consider more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of June 30, 2008 and December 31, 2007.

NOTE 9

GOODWILL

Balance as of December 31, 2007	$56,650
Exchange realignment	3,680

Balance as of June 30, 2008	$60,330

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, The identification potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of June 30, 2008, no impairment was provided on the goodwill.

NOTE 10

AVAILABLE-FOR-SALE SECURITIES

As of June 30, 2008, available-for-sale securities consisted of the following:

Name of investees	Place of operation	Percentage of ownership	Principal activities
Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil, refined oil and LPG
Taiyuan Zhenyuan Green Resource Technology Development Co. Ltd.	PRC	20%	Sales of vehicle components and construction of gas stations

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of June 30, 2008 and December 31, 2007, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until June 30, 2008. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until June 30, 2008. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2008 and 2007, dividend income of $151,303 and $68,476, respectively, from Anyang Petrol China were included in other income.

NOTE 11

INVESTMENT DEPOSIT

Investment deposit consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Deposit paid in connection with the establishment of Anyang Dingran Gas Company Ltd. (“Anyang Dingran”) (a)	$443,207	$416,176

Refundable investment deposit relating to:
- Jinan Zhongman Zhenyuan Energy Technology Company Ltd. (“Jinan Zhongman”) (b)	-	68,450

	443,207	484,626
Less: Current portion	-	(68,450)

Non-current portion	$443,207	$416,176

Notes:

(a)

Investment deposit of $443,207 represented the amount paid by the Company for the establishment of Anyang Dingran in the PRC, in which the Company will have a 34% ownership interest. Anyang Dingran will have a registered capital of RMB8 million (equivalent to $1,065,133) and intends to engage in the development and sales of natural gas.

(b)

On March 2, 2006, one of Anyang Prosperous’ subsidiaries, Jinan Green Resource entered into an agreement with Shangdong Zhongman Natural Gas Company Limited, (“Shangdong Zhongman”) to establish Jinan Zhongman in which Jinan Green Resources would hold a 50% ownership interest.

However, Jinan Zhongman was closed down on April 23, 2008.  Pursuant to the cancellation agreement entered into between the Company and Shangdong Zhongman, the Company received the refund of deposit in May 2008.

NOTE 12

BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited
Cost:
Buildings	$247,426	$154,616
Machinery	2,570,247	2,115,142
Office equipment	305,342	279,757
Gas storage vehicles and motor vehicles	167,667	147,931

Total cost	3,290,682	2,697,446
Less: Accumulated depreciation	(524,395)	(332,301)

Net book value	$2,766,287	$2,365,145

Depreciation expenses for the six months ended June 30, 2008 and 2007 were $141,618 and $64,972, respectively.

NOTE 13

CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30, 2008	December 31, 2007
	Unaudited	Audited

Construction of equipment	$2,187	$2,054
Construction of buildings	977,776	1,068,368
Others	151,427	96,581

	$1,131,390	$1,167,003

NOTE 14

OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Accrued operating expenses	$22,633	$342,886
Receipts in advance from customers	615,410	256,436
Other payables	182,517	81,075
Advances from other third parties – current portion	833,157	1,150,411
Profit distributed to the previous shareholders of Anyang Prosperous and Anyang Top	1,578,224	1,475,045
Payable for equipment	908,401	67,788
Other taxes and surcharges	-	42,421
Payable for acquisitions of Anyang Prosperous and Anyang Top	-	4,875,531

	$4,140,342	8,291,593

Advances from other third parties are unsecured and non-interest bearing and have no fixed terms of repayment.

NOTE 15

LONG-TERM PAYABLES

Long-term payables consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited

Advances from other third parties – long-term portion	$3,620,417	$6,752,074
Advances from a former shareholder of Anyang Prosperous and Anyang Top	1,344,639	1,262,631

	$4,965,056	$8,014,705

The above payables are unsecured, non-interest bearing and only repayable on demand after June 30, 2009. There are no scheduled annual maturities on the long-term payables for the next five years.

NOTE 16

SHORT TERM BANK LOAN

Short-term bank loan consisted of the following:

	June 30,	December 31,
	2008	2007
	Unaudited	Audited
8.217% one-year term loan granted by Jinan Commercial Bank, matured on January 28, 2009 and secured by the Company’s bank deposit of $728,959 and a corporate guarantee given by a third-party entity	$728,959	$-

NOTE 17

MINORITY INTERESTS

The movement of minority interests is summarized as follows:

Balance as at December 31, 2007	$194,729
Arising from acquisitions and establishment of subsidiaries during the period	14,147
Net loss for the period attributable to minority interests	(2,309)
Exchange realignment	13,009

Balance as at June 30, 2008	$219,576

NOTE 18

STATUTORY RESERVE

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund.  Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve.  The statutory surplus reserve is non-distributable.

NOTE 19

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the Nevada.  Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of December 31, 2007 and thereafter.

The Company’s provision for income taxes consisted of:

	For the three months		For the six months
	Ended June 30,		ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC	$97,839	$180,325	$247,378	$180,325
Deferred	-	-	-	-

	$97,839	$180,325	$247,378	$180,325

NOTE 20

CONCENTRATION OF CREDIT RISK

As of June 30, 2008 and December 31, 2007, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2008 and December 31, 2007 were due from customers located in the PRC.

For the six months ended June 30, 2008, there was no single customer who accounted for more than 10% of the Company’s sales.

As of June 30, 2008, three customers accounted for 14.8%, 12.4% and 11.9% of the accounts receivable of the Company. As of December 31, 2007, five customers accounted for 26%, 18%, 13%, 12% and 11% of the accounts receivable of the Company.  There was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of June 30, 2008 and December 31, 2007 respectively.

NOTE 21

COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2008 are as follows:

Unaudited
Period ended June 30,
2009	$294,507
2010	274,757
2011	271,294
2012	246,206
2013	153,482
Thereafter	468,477

$1,708,723

NOTE 21

COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital commitment

Unaudited
Contracted but not provided for:
Investment in Fuyang Prospectus as disclosed in Note 1(d)	$1,040,440
Investment in Heze Prospectus as disclosed in Note 1(d)	390,165
Investment in Xuchang Zhenyuan as disclosed in Note 1(d)	1,040,440
Investment in Changzhi City as disclosed in Note 1(d)	68,450
Investment in Linyi Prospectus as disclosed in Note 1(d)	1,049,462
Purchases of fixed assets	697,985

$4,286,942

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Bank of China, as of August 13, 2008, $1 = 6.8659 Yuan.

OVERVIEW

We were incorporated in the State of Nevada on March 24, 2006. From March 24, 2006 to June 19, 2008, we did not own any interest in any property, but merely had the right to conduct exploration activities on one property, which consisted of 20 cells containing 169.029 hectares located in the Nicola Mining Division District of British Columbia, Canada. We intended to explore for gold on the property. Our exploration program should take approximately 365 days, weather permitting. We did not own any subsidiary company.

On June 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $ 75,000.  Also on June 19, 2008, a group of non-Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $ 271,586. As the result, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon in exchange for all the issued and outstanding shares that Oracular Dragon owned in Origin Orbit Green Resource Company, Ltd. (“Origin Orbit”), the wholly-owned subsidiary of Oracular Dragon (“Share Exchange Transaction”).

The Share Exchange Transaction is the final part of a series of consecutive transactions including the Affiliate and Non-Affiliate Stock Purchase Transactions consummated on June 19, 2008 (“Stock Purchase Transactions”). The Share Exchange Transaction and Stock Purchase Transactions, combined together, were to ensure that the Company was able to acquire 100% of the beneficial ownership interest in Origin Orbit.

Origin Orbit is a holding company that, on April 4, 2007, acquired 100% of the capital stock of Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”) and Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”), both of which were organized under the laws of the People’s Republic of China (“PRC”). Upon the acquisition of Origin Orbit, Anyang Prosperous and Anyang Top became our subsidiaries that we own through Origin Orbit.

Following the acquisition of Origin Orbit, we ceased all the metal exploring business. Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top.

In the remainder of this filing and its exhibits, “we, us or our” refers to Acropolis Precious Metals, Inc., Origin Orbit, Anyang Prosperous and Anyang Top, collectively. The results of operations discussed below are the consolidated results of reflect the results of Acropolis Precious Metals, Inc., Origin Orbit, Anyang Prosperous and Anyang Top.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of AOPM and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These condensed consolidated financial statements for the interim periods are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.

These condensed consolidated financial statements should be read in conjunction with the Company’s report for the year ended December 31, 2007.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Restricted Cash

Restricted cash represented time deposits pledged against short-term bank facilities. Restricted cash is classified as current assets as the maturity of the short-term bank facilities was within one year.

Accounts Receivable

Accounts receivable are stated at cost, net of allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances.  In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Available-for-sale Investments

Available-for-sale investments are equity securities which the Company does not intend to sell in the near term. The investees are private companies and do not have a quoted market price in an active market, so the fair value of available-for-sale investment cannot be practicably estimated are stated in the balance sheet using the cost method. Temporary impairments of costs of such available-for-sale investments are reported in other comprehensive income, where as other than temporary impairments are reflected in earnings.

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

Buildings, Machinery and Equipment

Buildings, machinery and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
Buildings	20-40 years
Machinery, gas storage vehicles and motor vehicles	5-10 years
Office equipment	5 years

The carrying value of buildings, machinery and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in Progress

Construction in progress includes direct costs of construction of buildings, equipment and others.  Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Asset Impairment

(a) Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

(b) Goodwill

The Company evaluates, on at least an annual basis, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade accounts receivable, other current assets; trade accounts payable, accrued expenses, short-term bank loans and other current liabilities.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Revenue Recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Earnings per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Foreign Currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	June 30, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings, as of the end of period	US$1:RMB 6.8591	US$1:RMB7.3046

	Three months ended June 30, 2008	Three months ended June 30, 2007
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB 6.9645	US$1:RMB 7.6669

	Six months ended June 30, 2008	Six months ended June 30, 2007
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB 7.0686	US$1:RMB 7.6669 *

* Since the Company began its operation only after the Company completed the acquisitions of Anyang Prosperous and Anyang Top on April 4, 2007, the exchange rate of US$1:7.6669 used to translate the statements of income, stockholders’ equity, and cash flows for the three months and six months ended June 30, 2007 is the same.

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended June 30, 2008, it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

Commitments and Contingencies

The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS No. 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 5, 2007 (the Company’s fiscal 2008). It is believed that implementation of SFAS No. 157 will have little or no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (fiscal 2008 for the Company) where earlier adoption is permitted. Management is currently evaluating the impact, if any, and timing of the adoption of SFAS No. 159 on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue	$13,329,820	$10,803,524	$25,539,265	$10,803,524

Cost of goods sold	(12,015,812)	(9,610,451)	(22,704,963)	(9,610,451)

Gross profit	1,314,008	1,193,073	2,834,302	1,193,073

Selling expenses	(803,743)	(328,090)	(1,576,434)	(328,090)
General and administrative expenses	(190,517)	(187,814)	(378,261)	(187,814)

Income from operations	319,748	677,169	879,607	677,169

Other income (expenses)
Dividend income	76,782	68,476	151,303	68,476
Interest income	1,374	673	6,202	673
Interest expenses	(15,390)	(24,179)	(24,064)	(24,179)
Other income (expense)	2,676	(1,702)	3,412	(1,702)

Income before income tax and minority interests	385,190	720,437	1,016,460	720,437

Provision for income taxes	(97,839)	(180,325)	(247,378)	(180,325)

Income before minority interests	287,351	540,112	769,082	540,112

Minority interests	1,618	(2,420)	2,309	(2,420)

Net income	288,969	537,692	771,391	537,692

Other comprehensive income:
Foreign currency translation adjustment	176,767	3,555	239,119	3,555

Comprehensive income	$465,736	$541,247	$1,010,510	$541,247

Weight average number of shares
- Basic and diluted	10,406,932	10,389,231	10,398,081	10,389,231

Earnings per share
- Basic and diluted	$0.03	0.05	$0.07	0.05

Revenue

Revenue for the quarter ended June 30, 2008 was $13,329,820 as compared to $10,803,524    for the quarter ended June 30, 2007, representing an increase of $2,526,296 or 23.38%. The increase was mainly due to (1) the addition of two filing stations in Jiaozuo and Changzhi, (2) the commencement of business operation of Anyang Top in April, 2007 and (3) the significant increase of the CNG sales in Anyang region.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2008 was $12,015,812 as compared to    $9,610,451 for the quarter ended June 30, 2007, representing an increase of $2,405,361 or 25.03%. The increase was mainly due to the rise of the purchase price of LPG caused by the rise of price of crude oil.

Gross Profit

Gross Profit for the quarter ended June 30, 2008 was $1,314,008 as compared to $1,193,073   for the quarter ended June 30, 2007, representing an increase of $120,935 or 10.14%. The increase was mainly due to the commencement of business operations of Anyang Top in April, 2007 and the gross profit margin for three months ended June 30, 2008 was approximately 10%.

Selling Expenses

Selling Expenses for the quarter ended June 30, 2008 were $803,743 as compared to $328,090   for the quarter ended June 30, 2007, representing an increase of $475,653 or 144.98%. The increase was mainly due to Chinese government’s adoption of more restrictions on the routes and time of the hazardous material shipping and transportation which increased our transportation costs.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2008 were $190,517 as compared to $187,814 for the quarter ended June 30, 2007, representing an increase of $2,703 or 1.44%. The increase was mainly due to the increase of the audit and accounting fees on Anyang Prosperous’s income taxes for 2007 fiscal year.

Other Income (Expenses)

Other income (expenses) for the quarter ended June 30, 2008 were $ 65,442 as compared to $ 43,268 for the quarter ended June 30, 2007, representing an increase of $22,174 or 51.25%. The increase was mainly due to increase in dividend income and decrease in interest expenses..

Net Income

Net income for the quarter ended June 30, 2008 was $288,969 as compared to $537,692 for the quarter ended June 30, 2007, representing a decrease of $248,723 or 46.26%. The decrease was mainly due to (1) the increase in purchase price of LPG caused by the price hike of crude oil; (2) Chinese government’s price fixing policies on the retail sale of LPG; (3) the decrease in the unit profits due to the aforementioned two factors and (4) the decrease in the total sales volume of LPG due to the decrease in unit profit.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

As of June 30, 2008 and 2007, the Company had cash and cash equivalents of approximately $ 750,523 and $ 1,049,768, respectively. As of June 30, 2008, other current assets consisted of approximately $11,768,670 and current liabilities consisted of approximately $ 7,518,090, while other current assets were approximately $ 9,064,667   and current liabilities were approximately $ 9,976,891 as of June 30, 2007.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2008 and 2007:

Cash provided by (used in):	Six Months ended June 30,2008	Six Months ended June 30,2007

Operating Activities	$930,530	3,665,337

Investing Activities	$(5,547,875)	(2,508,716)

Financing Activities	$4,344,138	-

Net cash flow used in operating activities was $ 930,530 in the six months ended June 30, 2008, as compared to net cash flow provided by operating activities of $ 3,665,337 in the six months ended June 30, 2007. The decrease in net cash inflows from operating activities was mainly due to (1) the income taxes that Anyang Top and Anyang Prosperous paid for the 2007 fiscal year; (2) the increase of purchase costs and (3) the decrease in net income.

Net cash flow used in investing activities was $ 5,547,875 for the six months ended June 30, 2008, as compared to net cash used in investing activities of $ 2,508,716 for the six months ended June 30, 2007. The increase of net cash flow used in investing activities was mainly due to the equity acquisition of Anyang Prosperous and Anyang Top.

Net cash flow provided by financing activities was $ 4,344,138 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $ 0 for the six months ended June 30, 2007. The increase of net cash flow provided by financing activities was mainly due to the increase in the shareholder investment.

We believe we have sufficient cash to continue our current business throughout 2008 due to increased sales and interest revenue

We do not believe that inflation had a significant negative impact on our results of operations during 2008.

INCOME TAXES

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

Income Taxes for the six months ended June 30, 2008 were $ 247,378 as compared to $ 180,325 for the six months ended June 30, 2007, representing an increase of $ 67,053 or 37.18%. The increase was mainly due to that Anyang Top did not pay any income taxes as of June 30, 2007 since it only commenced business operation from April 2007.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $ 75,000.  Also on June 19, 2008, a group of non-Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $ 271,586. As the result, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

Oracular Dragon is a company organized under the laws of British Virgin Islands and has its principal place of business in the People’s Republic of China. Oracular Dragon is neither a U.S Person, as such term is defined in Rule 902(k) of Regulation S, nor is it located within the United States.

On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon in exchange for all the issued and outstanding shares that Oracular Dragon owned in Origin Orbit Green Resource Company, Ltd. (“Origin Orbit”), the wholly-owned subsidiary of Oracular Dragon (“Share Exchange Transaction”).

The Share Exchange Transaction is the final part of a series of consecutive transactions including the Affiliate and Non-Affiliate Stock Purchase Transactions consummated on June 19, 2008 (“Stock Purchase Transactions”). The Share Exchange Transaction and Stock Purchase Transactions, combined together, were to ensure that the Company was able to acquire 100% of the beneficial ownership interest in Origin Orbit.

Origin Orbit is a holding company that, on April 4, 2007, acquired 100% of the capital stock of Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”) and Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”), both of which were organized under the laws of the People’s Republic of China (“PRC”). Upon the acquisition of Origin Orbit, Anyang Prosperous and Anyang Top became our subsidiaries that we own through Origin Orbit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd.(2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated June 30, 2008, between Company and Oracular Dragon Capital Company, Ltd.(3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on June 29, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on June 20, 2008

(3) Incorporated by reference to the Report on Form 8-K as filed on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2008	ACROPOLIS PRECIOUS METALS, INC.

/s/Wei Wang
Wei Wang
Chief Executive Officer, Chairman of the Board