Form 10-Q
period 2008-09-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2008-11-19
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53224

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of November 19, 2008.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

Table of Contents

Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

Condensed Consolidated Statements of Income and Comprehensive Income for the three months and nine months period ended September 30, 2008 and 2007 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months period ended September 30, 2008 and 2007 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$931,658	$1,049,768
Accounts receivable, net	980,786	520,116
Inventories	1,115,230	1,163,343
Advance payments to suppliers	5,722,130	7,001,427
Refundable investment deposit	--	68,450
Dividend receivable	336,292	311,331
Other receivables	3,542,718	--

Total current assets:	12,628,814	10,114,435

Property, plant and equipment, net:	3,876,809	3,532,148

Other asset:
Deferred income tax assets	50,397	47,323
Goodwill	60,330	56,650
Available-for-sale securities	3,421,970	3,202,104
Investment deposit	444,752	416,176
Deposits for buildings, machinery and equipment	2,511,971	2,098,164
Other non current assets	6,071	--

Total other assets:	6,495,491	5,820,417

Total assets:	$23,001,114	$19,467,000

Liabilities and stockholders’ equity:
Current liabilities:
Short term bank loan	$731,500	$--

Accounts payable and accrued expenses	1,407,667	1,335,398
Trade note payable	146,300	1,406,847
Customer Advance	426,244	--
Due to former shareholders	--	1,475,045
Taxes payable	83,226	692,786
Loans payable for acquisition of subsidiaries	--	4,875,531
CIP payable	3,831,031	--
Due to related parties	2,814,303	--
Other payables	741,827	191,284
Total current liabilities:	10,182,098	9,976,891

Long-term liabilities:
Long-term payables	1,830,093	8,014,705

Total liabilities:	12,012,191	17,991,596

Minority interests:	220,023	194,729

See accompanying notes to consolidated financial statements.

Commitments and contingencies (Note 21):

Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares
authorized, 12,000,000 shares issued and outstanding
at September 30, 2008 and 10,389,231 shares issued and
outstanding at December 31, 2007.	120	104
Additional paid-in capital	7,949,880	(103)
Statutory reserve	120,511	120,511
Retained earnings	2,206,785	1,121,524
Accumulated other comprehensive income	491,605	38,639
Total stockholders’ equity:	10,768,901	1,280,675

Total liabilities and stockholders' equity:	$23,001,114	$19,467,000

See accompanying notes to consolidated financial statements.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:	$10,025,157	$16,295,189	$35,564,422	$27,098,713

Cost of goods sold:	9,026,179	14,550,277	31,731,142	24,160,728

Gross profit:	998,978	1,744,912	3,833,280	2,937,985

Selling expenses:	500,163	663,899	2,076,597	991,989
General and administrative expenses:	166,354	211,657	544,615	399,471

Income from operations:	332,461	869,356	1,212,068	1,546,525

Other income (expenses):
Dividend income	78,698	135,577	230,001	204,053
Interest income	--	11,089	--
Interest expenses	(4,457)	(20,124)	(22,319)	(43,630)
Other income (expense)	--	109,337	(13,320)	107,635

Income before income tax and minority
Interests:	406,703	1,094,146	1,417,520	1,814,583

Provision for income taxes:	82,437	395,599	329,815	575,924

Income before minority interests:	324,266	698,547	1,087,705	1,238,659

Minority interests:	135	3,211	2,444	5,631

Net income:	324,131	695,336	1,085,261	1,233,028

Other comprehensive income:
Foreign currency translation adjustment	213,847	243,038	452,966	246,593

Comprehensive income:	$537,978	$938,374	$1,538,227	$1,479,621

Weight average number of shares:
Basic and diluted	10,406,932	10,389,231	10,398,081	10,389,231

Earnings per share:
Basic and diluted	$0.03	$0.07	$0.10	$0.12

See accompanying notes to consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,085,261	$1,233,028
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	212,428	149,130
Investment Income	--	(204,053)
Minority interests	11,684	5,631
Increase (decrease) in assets and liabilities:
Accounts receivable, net	(416,447)	(357,332)
Inventories	125,429	(452,603)
Advance payments to suppliers	1,724,789	(2,409,510)
Dividend receivable	(3,513)	--
Deposits for buildings, machinery & equipment	(264,338)	--
Deferred tax assets	--	127,175
Other receivable	(3,471,766)	--
Non current assets	(5,949)	--
Accounts payable and accrued expenses	(19,035)	1,163,434
Customer Advance	(1,055,628)	627,586
Income tax payable	(643,968)	459,188
CIP payable	3,754,304	--
Other payables	526,646	1,548,267
Net cash provided by operating activities:	1,559,897	1,953,470

Cash flows from investing activities:
Acquisition of property and equipment	(241,704)	(1,523,259)
Refund of investment deposit	71,685	--
Construction in process	--	(210,746)
Deposit for buildings, machinery & equipment	(264,338)	(234,557)
Investment deposit paid	--	(393,854)
Due to former shareholders	(1,544,757)	--
Repayment of loans for acquisition of subsidiaries	(5,105,952)	--
Investment income received	--	259,614
Long-term investment		(570,052)

Net cash used in investing activities:	(7,085,066)	(2,672,854)

Cash flows from financing activities:
Additional paid-in capital contribution by shareholders	8,018,257	673,697
Proceeds from short-term bank loan	716,850	--
Repayment from shareholders	143,370	--
Proceeds from related party loans	2,757,940	--
Long-term payables	(6,491,158)	187,858
Net cash provided by financing activities:	5,145,259	861,555

Increase (decrease) in cash and cash equivalents:	(379,910)	142,171

Foreign conversation on cash	261,800	10,530

Cash and cash equivalents, beginning of period:	1,049,768	166,336

Cash and cash equivalents, end of period:	$931,658	$319,037

Supplemental disclosure information:
Interest paid	$22,139	$24,179
Income taxes paid	$824,931	$660

See accompanying notes to consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

China Prosperous Clean Energy Corporation (the "Company" or “CHPC”) was incorporated in the State of Nevada on March 24, 2006.  On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”).  The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on June 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of CHPC from the affiliate and non-affiliate shareholders of CHPC at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of CHPC, representing approximately 86.6% of CHPC’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and CHPC to be the accounting acquire. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of CHPC being condensed consolidated from the date of Share Exchange. No goodwill has been recorded.

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

As a result of these share exchange transaction and acquisitions, CHPC has become the holding company of the group comprising Origin Orbit, Anyang Prosperous and Anyang Top and their subsidiaries. The Company is principally engaged in the wholesale and retail sales of compressed natural gas and liquefied petroleum gas through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

As of September 30, 2008, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities
Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities
Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	84% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	95% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	95% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	95% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	95% (c) (d)	Construction of LPG and CNG station, and sales of vehicle components
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	95% (c) (d)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c) (d)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linyi Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	95% (c)	Sales of natural gas and vehicle components.

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Notes:

(a)	Held directly by CHPC.

(a)	Held indirectly by CHPC through Origin Orbit.

(b)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(c)

According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to September 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 95% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to September 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $390,165 remained outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,300,550 into the capital of Xuchang Zhenyuan. Up to September 30, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Changzhi City was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 100% ownership interest in Changzhi City, it is required to contribute $684,500 into the capital of Changzhi City. Up to September 30, 2008, Anyang Prosperous had only contributed $616,050 leaving $68,450 remained outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 95% ownership interest in Linyi Prosperous, it is required to contribute $1,311,828 into the capital of Linyi Prosperous. Up to September 30, 2008, Anyang Prosperous had only contributed $262,366 leaving $1,049,462 remained outstanding.

NOTE 2 – INTERIM FIANNCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2007.

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the financial statements of CHPC and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

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

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the condensed condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed condensed consolidated financial statements were as follows:

	September 30, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings,
as of the end of period	US$1:RMB 6.8353	US$1:RMB7.3046

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Amounts included in the statements of income, statements of stockholders’
equity and statements of cash flows for the period	US$1:RMB 6.9750	US$1:RMB 7.6669

NOTE 3 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency (continued)

	Six months ended	Six months ended
	September 30, 2008	September 30, 2007
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the period	US$1:RMB 6.8353	US$1:RMB 7.6669 *

* Since the Company began its operation only after the Company completed the acquisitions of Anyang Prosperous and Anyang Top on April 4, 2007, the exchange rate of US$1:7.6669 used to translate the statements of income, stockholders’ equity, and cash flows for the three months and nine months ended September 30, 2007 is the same.

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the nine months ended September 30, 2008 it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

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

NOTE 4 – INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2008	2007
		Audited

Compressed natural gas	$ 66,213	$ 10,018
Liquefied petroleum gas	567,847	549,108
Dimethyl ether	273,407	396,914
Vehicle modification components and others	207,763	207,303
(“Jinan Zhongman”) (b)
	$1,115,230	$1,163,343

NOTE 5 – DIVIDEND RECEIVABLE

Dividend receivable as of September 30, 2008 and December 31, 2007 were $336,292 and $311,331, respectively, representing income receivable from Anyang PetroChina, as described in Note 8.

NOTE 6 – DEFERRED INCOME TAX ASSETS

Deferred income tax assets of $50,397 and $47,323 as of September 30, 2008 and December 31, 2007, respectively, arose from unused tax loss carry-forwards that management consider more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of September 30, 2008 and December 31, 2007.

NOTE 7 – GOODWILL

Balance as of December 31, 2007	$56,650
Exchange realignment	(56,650)

Balance as of September 30, 2008	$--

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of September 30, 2008, no impairment was provided on the goodwill.

NOTE 8 – AVAILABLE-FOR-SALE SECURITIES

As of September 30, 2008, available-for-sale securities consisted of the following:

Name of investees	Place of operation	Percentage of ownership	Principal activities
Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil, refined oil and LPG
Taiyuan Zhenyuan Green Resource Technology Development Co. Ltd.	PRC	20%	Sales of vehicle components and construction of gas stations

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of September 30, 2008 and December 31, 2007, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until September 30, 2008. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until September 30, 2008. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2008 and 2007, dividend income of $230,001 and $204,053, respectively, from Anyang Petrol China were included in other income.

NOTE 9 – INVESTMENT DEPOSIT

Investment deposit consisted of the following:

	September 30,	December 31,
	2008	2007
		Audited
Deposit paid in connection with the establishment of Anyang
Dingran Gas Company Ltd. (“Anyang Dingran”) (a)	$444,752	$416,176
Refundable investment deposit relating to:
- Jinan Zhongman Zhenyuan Energy Technology Company Ltd.
(“Jinan Zhongman”) (b)	--	68,450
		484,626
Less: Current portion	--	(68,450)

Non-current portion	$444,752	$416,176

Notes:

(a)

Investment deposit of $444,752 represented the amount paid by the Company for the establishment of Anyang Dingran in the PRC, in which the Company will have a 34% ownership interest. Anyang Dingran will have a registered capital of RMB 8 million (equivalent to $1,065,133) and intends to engage in the development and sales of natural gas.

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

NOTE 10 – BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
		Audited
Buildings	$304,552	$154,616
Machinery	2,768,740	2,115,142
Office equipment	66,461	279,757
Gas storage vehicles and motor vehicles	169,123	147,931

Total cost	3,308,876	2,697,446
Less: Accumulated depreciation	(623,341)	(332,301)

Net book value	$2,685,535	$2,365,145

Depreciation expenses for the nine months ended September 30, 2008 and year ended December 31, 2007 were $212,428 and $64,972, respectively.

NOTE 11 – DUE TO RELATED PARTIES

Due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 12 – LONG TERM PAYABLES

Long term payable are unsecured,, non-interest bearing and only repayable on demand after September 30, 2009. There are no scheduled annual maturities on the long-term payables for the next five years.

NOTE 13 – SHORT TERM BANK LOAN

Short-term bank loan consisted of the following:

	September 30,	December 31,
	2008	2007
		Audited
8.217% one-year term loan granted by Jinan Commercial Bank,
matured on January 28, 2009 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given -
by a third party entity	$731,500	-

NOTE 14 – STATUTORY RESERVE

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

NOTE 15 – INCOME TAXES

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

The Company’s provision for income taxes consisted of:

	For the three months		For the nine months
	Ended September 30,		ended September 30,

	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC	$ 82,437	$ 395,599	$ 329,815	$ 575,924
Deferred	-	-		-
	$82,437	$395,599	$329,815	$575,924

NOTE 16 – CONCENTRATION OF CREDIT RISK

As of September 30, 2008 and December 31, 2007, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of September 30, 2008 and December 31, 2007 were due from customers located in the PRC.

As of September 30, 2008, no single customer accounted for more than 10% of the company’s accounts receivable. As of December 31, 2007, five customers accounted for 43%, 20%, 11%, 6% and 4% of the accounts receivable of the Company.  There was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of September 30, 2008 and December 31, 2007 respectively.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2008 are as follows:

Unaudited
Period ended September 30,
2009	$ 294,507
2010	274,757
2011	271,294
2012	246,206
2013	153,482
Thereafter	468,477

$1,708,723

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Bank of China, as of November 18, 2008, $1 = 6.828 Yuan.

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

On September 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon in exchange for all the issued and outstanding shares that Oracular Dragon owned in Origin Orbit Green Resource Company, Ltd. (“Origin Orbit”), the wholly-owned subsidiary of Oracular Dragon (“Share Exchange Transaction”).

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

On October 14, 2008, we changed our legal name from “Acropolis Precious Metals, Inc.” to “China Prosperous Clean Energy Corporation”.

In the remainder of this filing and its exhibits, “we, us or our” refers to China Prosperous Clean Energy Corporation, Origin Orbit, Anyang Prosperous and Anyang Top, collectively. The results of operations discussed below are the consolidated results of reflect the results of China Prosperous Clean Energy Corporation, Origin Orbit, Anyang Prosperous and Anyang Top.

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

Basis of Consolidation

These condensed consolidated financial statements include the financial statements of CHPC and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

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

Asset Impairment

(c)	Long-lived Assets

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

(d)	Goodwill

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

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the condensed condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed condensed consolidated financial statements were as follows:

	September 30, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings,
as of the end of period	US$1:RMB 6.8353	US$1:RMB7.3046

	Three months ended	Three months ended
	September 30, 2008	September 30, 2007
Amounts included in the statements of income, statements of stockholders’
equity and statements of cash flows for the period	US$1:RMB 6.9750	US$1:RMB 7.6669

	Six months ended	Six months ended
	September 30, 2008	September 30, 2007
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the period	US$1:RMB 6.8353	US$1:RMB 7.6669 *

* Since the Company began its operation only after the Company completed the acquisitions of Anyang Prosperous and Anyang Top on April 4, 2007, the exchange rate of US$1:7.6669 used to translate the statements of income, stockholders’ equity, and cash flows for the three months and nine months ended September 30, 2007 is the same.

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the nine months ended September 30, 2008 it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

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

Recent Accounting P ronouncements

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

RESULTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:	$10,025,157	$16,295,189	$35,564,422	$27,098,713

Cost of goods sold:	9,026,179	14,550,277	31,731,142	24,160,728

Gross profit:	998,978	1,744,912	3,833,280	2,937,985

Selling expenses:	500,163	663,899	2,076,597	991,989
General and administrative expenses:	166,354	211,657	544,615	399,471

Income from operations:	332,461	869,356	1,212,068	1,546,525

Other income (expenses):
Dividend income	78,698	135,577	230,001	204,053
Interest income	--	11,089	--
Interest expenses	(4,457)	(20,124)	(22,319)	(43,630)
Other income (expense)	--	109,337	(13,320)	107,635

Income before income tax and minority
Interests:	406,703	1,094,146	1,417,520	1,814,583

Provision for income taxes:	82,437	395,599	329,815	575,924

Income before minority interests:	324,266	698,547	1,087,705	1,238,659

Minority interests:	135	3,211	2,444	5,631

Net income:	324,131	695,336	1,085,261	1,233,028

Other comprehensive income:
Foreign currency translation adjustment	213,847	243,038	452,966	246,593

Comprehensive income:	$537,978	$938,374	$1,538,227	$1,479,621

Weight average number of shares:
Basic and diluted	10,406,932	10,389,231	10,398,081	10,389,231

Earnings per share:
Basic and diluted	$0.03	$0.07	$0.10	$0.12

 Revenue

Revenue for the quarter ended September 30, 2008 was $10,025,157as compared to $ 16,295,189 for the quarter ended September 30, 2007, representing a decrease of $ 6,270,032 or 38.48%. The decrease was mainly due to that in year 2008, many municipalities in China have encouraged the use of CNG-powered vehicles due to the relative advantages of CNG compared to LPG. Therefore, the market demand of LPG-powered vehicles has decreased and our sales volume of LPG also decreased accordingly. The decrease of LPG sales, which constituted a major portion of our business operations, caused the decrease in revenue.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2008 was $ 9,026,179 as compared to $14,550,277 for the quarter ended September 30, 2007, representing a decrease of $ 5,524,098 or 37.97%. The decrease was mainly due to (1) the decrease of the purchase volume of LPG due to the decrease of LPG sales; (2) lowered unit purchase price of LPG due to the decrease of oil price and improvement of our purchasing system.

Gross Profit

Gross Profit for the quarter ended September 30, 2008 was $ 998,978 as compared to $1,744,912 for the quarter ended September 30, 2007, representing a decrease of $ 745,934 or 42.75%. The decrease was mainly due to the decrease of the market demand of LPG-powered vehicles and the decrease of our LPG sales volume, which constituted a major portion of our business operations.

Selling Expenses

Selling Expenses for the quarter ended September 30, 2008 were $ 500,163 as compared to $ 663,899 for the quarter ended September 30, 2007, representing a decrease of $ 163,736 or 24.66%. The decrease was mainly due to the decrease of cost of goods sold.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2008 were $ 166,354 as compared to $ 211,657 for the quarter ended September 30, 2007, representing a decrease of $ 45,303 or 24.66%. The decrease was mainly due to the improvement of our managing and administrative efficiencies.

Net Income

Net income for the quarter ended September 30, 2008 was $ 324,131 as compared to $ 695,336 for the quarter ended September 30, 2007, representing a decrease of $ 335,205 or 48.21%. The decrease was mainly due to the decrease of the market demand of LPG-powered vehicles and the decrease of our LPG sales volume, which constituted a major portion of our business operations.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

As of September 30, 2008 and 2007, the Company had cash and cash equivalents of approximately $ 931,685 and $ 319,037 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2008 and 2007:

Cash provided by (used in):	Nine months ended September 30,2008	Nine months ended September 30,2007

Operating Activities	$1,559,897	1,953,470

Investing Activities	$(7,085,066)	(2,672,854)

Financing Activities	$5,145,259	861,555

Net cash flow provided by operating activities was $1,559,897 in the nine months ended September 30, 2008, as compared to net cash flow provided by operating activities of $ 1,953,470 in the nine months ended September 30, 2007, representing a decrease of $ 393,573 or 20.15%. The decrease in net cash inflows from operating activities was mainly due to the decrease of the market demand of LPG-powered vehicles and the decrease of our LPG sales volume, which constituted a major portion of our business operations.

Net cash flow used in investing activities was $ 7,085,066 for the nine months ended September 30, 2008, as compared to net cash used in investing activities of $ 2,672,854 for the nine months ended September 30, 2007, representing an increase of $ 4,412,212 or 165.07%. The increase of net cash flow used in investing activities was mainly due to that in November and December 2007 and January 2008, we invested substantial amount of cash in a number of subsidiary operating companies located in Shanxi Province, Henan Province, Shandong Province and Hebei Province.

Net cash flow provided by financing activities was $ 5,145,259 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of  $861,555 for the nine months ended September 30, 2007, representing an increase of $ 4,283,704 or 497.20%.

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

The Company’s provision for income taxes consisted of:

	For the three months		For the nine months
	Ended September 30,		ended September 30,

	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC	$ 82,437	$ 395,599	$ 329,815	$ 575,924
Deferred	-	-		-
	$82,437	$395,599	$329,815	$575,924

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd.(2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated September 30, 2008, between Company and Oracular Dragon Capital Company, Ltd.(3)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

•	filed herewith

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

Date: November 19, 2008	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/Wei Wang
Wei Wang
Chief Executive Officer, Chairman of the Board