Form 10-K
period 2008-12-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2009-03-31
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission File Number: 000-53224

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-0141061
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

West Side, Public Transportation Gas Filling Center,
Angang Avenue-Middle Part, Yindu District,
Anyang, Henan Province,
Postal code: 455000
The People’s Republic of China

(Address of principal executive offices, including zip code.)

 86-372-3166864
(telephone number, including area code)

Copy of Communication to:
Bernard & Yam, LLP
Attention: Bin Zhou, Esq.
401 Broadway Suite 1708
New York, NY 10013
Tel: 212-219-7783
Fax: 212-219-3604

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2009, was approximately $1,626,877. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 31, 2009, there were 12,000,000 shares of the issuer's common stock, $0.00001 par value per share, issued and outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

		Page
PART I
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 1A	RISK FACTORS	13
ITEM 2.	DESCRIPTION OF PROPERTY	17
ITEM 3.	LEGAL PROCEEDINGS	20
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	20

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	20
ITEM 6.	SELECTED FINANCIAL DATA	22
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	33
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 8.	FINANCIAL STATEMENTS	30
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
ITEM 9A.	CONTROLS AND PROCEDURES	49
ITEM 9B.	OTHER INFORMATION	50

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	50
ITEM 11.	EXECUTIVE COMPENSATION	52
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	54
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	54
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	54
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	55

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "China Prosperous Clean Energy Corporation," "CHPC," "the Company," "we," "us," and "our" refer to China Prosperous Clean Energy Corporation.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Prior to the Share Exchange Transaction, we were an exploration stage corporation. We were incorporated in the State of Nevada on March 24, 2006. Initially we engaged in the mineral exploration business.

On June 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $75,000.

Also on June 19, 2008, a group of non-Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $271,586.

As the result, under the terms and conditions of Affiliate Agreements and Non-Affiliate Agreement, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

     Oracular Dragon is a company organized under the laws of British Virgin Islands and has its principal place of business in the People’s Republic of China. Oracular Dragon is neither a U.S Person, as such term is defined in Rule 902(k) of Regulation S, nor is it located within the United States.

     On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $0.00001, to Oracular Dragon in exchange for all the issued and outstanding shares that Oracular Dragon owned in Origin Orbit Green Resource Company, Ltd. (“Origin Orbit”), the wholly-owned subsidiary of Oracular Dragon (“Share Exchange Transaction”).

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

     Origin Orbit is a holding company that, on April 4, 2007, acquired 100% of the capital stock of Anyang Prosperous Energy Technology Development Co., Ltd. (“Anyang Prosperous”) and Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”), both of which were organized under the laws of the People’s Republic of China (“PRC”). Upon the acquisition of Origin Orbit, Anyang Prosperous and Anyang Top became our subsidiaries through Origin Orbit. Upon the acquisition of Origin Orbit, we ceased all the mineral exploration business and operations.

The following diagram depicts our current structure subsequent to the acquisition of Origin Orbit.

Anyang Top does not have any subsidiary.

Anyang Prosperous has various ownership interests in a number of companies in PRC. Set forth below are Anyang Prosperous’s subsidiaries and associated companies and its shareholding percentage in each company:

Name of the company	Registered Capital (USD $)	Anyang Prosperous’s Shareholding Percentage
SUBSIDIARIES:
Pingdingshan City Zhenyuan Energy Technology Developing Co., Ltd.	724,343.74	100%
Jiaozuo City Prosperous Energy Technology Development Co., Ltd.)	724,343.74	100%
Fuyang Prosperous Energy Technology Development Co., Ltd.	1,448,687.49	95%
Ji’nan Zhenyuan Green Resource Co. Ltd.	1,448,687,49	99%
Weifang Prosperous Energy Technology Development Co., Ltd.	1,448,687,49	95%
Changzhi City Zhenyuan Energy Technology Development Co., Ltd.	724,343.74	100%
Yangquan Zhenyuan Energy Science & Technology Co., Ltd.	724,343.74	84%
Shijiazhuang Prosperous Energy Technology Development Co., Ltd.	1,448,687,49	100%
Xuchang Zhenyuan Green Resource Technology Development Co., Ltd.	1,448,687,49	95%
Heze Prosperous Energy Technology Development Co., Ltd.	724,343.74	95%
Yantai Prosperous Energy Technology Development Co., Ltd.	72,434.37	100%
Hengshui Prosperous Energy Technology Development Co., Ltd	289,737.50	95%
Handan City Prosperous Car-used Green Resource Co., Ltd.	108,651.56	98%
Linying Anyang Prosperous Energy Tech Development Co., Ltd.	1,448,687,49	95%
ASSOCIATED COMPANIES:
Anyang PetroChina Marketing Company Limited.	8,548,704.87	34%
Taiyuan Zhenyuan Green Resource Technology Development Co., Ltd.	1,448,687,49	20%

Organizational History of Origin Orbit, Anyang Prosperous and Anyang Top

Origin Orbit was a limited liability company organized under the laws of British Virgin Islands (“BVI”) on December 13, 2006.

Anyang Prosperous was a limited liability company organized under the laws of PRC on December 14, 2005. Anyang Top was a limited liability company organized under the laws of PRC on February 15, 2007.

On April 4, 2007, Origin Orbit acquired 100% of the capital stock of Anyang Prosperous and Anyang Top and thus caused Anyang Prosperous and Anyang Top to become its directly wholly owned subsidiaries.

As the result, Anyang Prosperous and Anyang Top were changed to wholly foreign owned entities (“WFOE”) pursuant to the PRC laws.

Since their founding, Anyang Prosperous and Anyang Top have been engaged in the business of wholesale and retail sales of CNG and LPG, construction and operation of CNG and LPG filling stations.

Overview of the Business

We are engaged in the business of wholesale and retail sales of CNG and LPG, construction and operation of CNG and LPG filling stations.

Our Products, Services and Customers

Our primary products include Compressed Natural Gas (“CNG”) and Liquefied Petroleum Gas (“LPG”).

Compressed Natural Gas is a substitute for gasoline, diesel, or propane fuel. It is considered to be an environmentally "clean" alternative to those fuels and it is much safer than other motor fuels in the event of a fuel spill: natural gas is lighter than air, so it disperses quickly when leaked or spilled. It is made by compressing natural gas (which is mainly composed of methane (CH4)), to less than 1% of its volume at standard atmospheric pressure. It is stored and distributed in hard containers, at a normal pressure of 200–220 bar (20–22 MPa), usually in cylindrical or spherical shapes to maintain equal pressure on the walls of the containers. Typically CNG can be transported at normal temperatures to distances of up to 300 kilometers.

Liquefied Petroleum Gas is a mixture of hydrocarbon gases used as a fuel in heating appliances and vehicles, and increasingly replacing chlorofluorocarbons as an aerosol propellant and a refrigerant to reduce damage to the ozone layer. LPG is manufactured during the refining of crude oil, or extracted from oil or gas streams as they emerge from the ground.

Our Primary Operations

We carry out three types of primary operations:

(1) Retail sales of CNG and operation of CNG filling stations.

(2) Retail sales of LPG and operation of LPG filling stations.

(3) Wholesale of LPG and CNG.

We are currently operating 11 gas filling stations, including 5 CNG stations and 6 LPG stations. Of the 6 LPG stations, we are in the process of discontinuing 3 LPG stations in Jinan city due to the regional policy encouraging CNG vehicles.

In addition, we are constructing 3 CNG filling stations and 1 pipe network as of December 31, 2008. We also plan to construct another 11 filling stations including 1 hub (mother) station and 10 CNG filling stations. Our stations, including those under construction and planning, are located in 13 cities of 5 provinces. In order to better manage and operate these stations, we have formed 14 subsidiary companies in Shanxi, Shandong, Hebei and Anhui provinces.

We continue expanding our CNG filling station base by constructing new stations as well as acquiring existing stations. It usually take us 120 days to get authorities approvals, and construct a CNG filling station in approximately another 60 days for a cost of approximately US$900,000. We are evaluating additional sites for CNG filling stations in neighborhood provinces as well as Henan province.

We wholesale LPG to customers located in Anyang, Xinxiang and many other cities in northern Henan Province, as well as the cities in Guangdong, Hebei, Hunan, and Shanxi provinces.

Overview of CNG/LPG Industry and Market in China

China’s rapidly growing economy causes the fast increase in demand for energy sources. China’s overall consumption of LPG was increased from 14.843 million ton in 2000 to 21.337 million ton in 2006 (data source: 2007 Chinese LPG Global Conference), growing by 7.8% per year. The overall consumption of CNG was increased from 27.7 billion cubic meter in 2000 to 63.6 billion cubic meter in 2006, growing by 14.8% per year.

Natural gas accounts for 20%-30% of the primary energy consumption in most developed countries, among which the figures in Commonwealth of Independent States is 55%, Canada 29%, the U.S. 26%, and Germany 21%, and even in Japan, the country that is very poor in oil and gas resources, it is 12%. In China, however, the similar figure is only 3%, far lower than the world average, and even far lower than 8.8%, the Asian average, to say nothing of comparing with those in developed countries.

Accompanying the stronger desire for more sustainable economic development and the heightened level of environmental consciousness, the use of CNG and LPG, which are viewed as sources of “clean energy”, has been highly encouraged by Chinese government. PRC’s 11th Five-Year Plan called for the strategic planning on the development of natural gas industry. It is predicated that China’s demand for LPG will continue to grow at the rate of 9.3% annually and reaches 30.5 million ton in year 2010. The domestic production of LPG products is anticipated to reach approximately 20 million ton which is still 10 million ton in short of demand. The demand for CNG will grow at 12% per year and will reach 100 billion cubic meter in year 2010.

According to China Oil News Center, from 2000 to 2008, the consumption of natural gas is growing at an averaged rate of 14.4% over the years, from 24.5 billion cubic meters in 2000 to 72 billion cubic meters in 2008. Data from the National Development and Reform Commission (NDRC) show that demand for natural gas would be 166 billion M3 in China by 2010, up by 176% from 60 billion M3, the similar figure in 2006. That is to say, the compound annual growth rate of natural gas demand in China 2007 through 2010 would be 29%. Compared to consumption in other countries, there are still great rooms for broader utilization of natural gas in China.

At the same time, the scope and scale of natural gas utilization are both promoted by the massive construction of natural gas pipelines and support facilities in China, which improved our potential source of natural gas. The country's first west-to-east natural gas pipelines were already put into commercial operation at the end of 2004. In addition, China has also been making more effort to increase natural gas pipelines: (1) In August 2007, the construction of the pipeline project started to send natural gas from Puguang natural gas field, Sichuan Province to Yangtze Delta. (2) The construction of the second west-to-east natural gas pipelines, which has the transport capacity of 30 billion M3 per year and is supposed to be put into operation in 2010, started allover the line to send natural gas, which is from Middle Asia originally, from Xinjiang to Yangtze and Zhujiang Deltas. As pipelines are being completed, the consumption of natural gas in China would increase drastically, with the growth rate of about 20%, far higher than 2%-3%, the world average.

China’s Market for Clean Energy-Powered Vehicles

Clean energy-powered vehicles, including CNG/LPG-powered vehicles and hybrid (natural gas/gasoline) powered vehicles are the end customers of our CNG/LPG retail business and filling stations. The rapidly growing number of automobiles running in Chinese urban areas has caused serious air pollution which forced the Chinese government and industries to seek alternatives to the conventional gas-powered vehicles. Natural gas-powered and hybrid powered vehicles, given their advantage in reducing emission and saving energy, have been viewed as clean energy vehicles and are highly favored by Chinese central and local policy makers. Chinese central government adopted various policies, including subsidy programs and tax incentive programs, to encourage the use of clean energy vehicles. At the local level, by the end of 2006, 19 cities have been designated as the key trial cities for the popularization of clean energy vehicles. These 19 cities are Beijing, Shanghai, Tianjin, Chongqing, Sichuan Province, Hainan Province, Xi’an, Urumchi, Changchun, Harbin, Guangzhou, Jinan, Qingdao, Yinchuan, Langfang, Puyang, Shenyang, Lanzhou and Dandong. As a result, more and more natural-gas filling stations were constructed to facilitate the rising demand for natural gas. From 1999 to 2004, the number of natural gas filling stations rose from 130 to 712, representing the annual growth rates at 34.3% and 32.2% for LPG filling stations and CNG filling stations, respectively.

Our Main Customers and Suppliers

As stated above, our primary operations include (1) retail sales of CNG and operation of CNG filling stations; (2) retail sales of LPG and operation of LPG filling stations and (3) wholesale of LPG and CNG.

The customers of our retail CNG/LPG filling stations are the CNG and LPG powered vehicles and hybrid powered vehicles.

The main customers of our LPG and CNG wholesale business are LPG/CNG retailers.

The following table lists the main customers of our LPG/CNG wholesale business, as of December 31, 2008 (in US Dollar):

Name of Client	2008	2007	Growth
Rongxin Gas Corporation Ltd. of Guangzhou	2,372,136	1,433,200	938,936

Guangming Gas Corporation of Guangzhou	1,195,110	1,471,800	(276,690)

Wuhan Wumei Panva Gas Company Ltd.	2,248,692	330,823	1,917,869

Guangzhou JIAHEXING Development Co., ltd	1,597,844	114,322	1,483,522

Yanpeng LPG Ltd. Of Shenzhen	1,562,640	767,030	795,610

Xincheng LPG of XinXiang	783,873	4,802,200	(4,018,327)

Tianyuan Gas Corporation of Shuiye	0	2,689,900	(2,689,900)

Foshan Gas Company of Guangdong	197,854	2,527,300	(2,329,446)

Hongzheng LPG Ltd. of Linxian	0	1,600,700	(1,600,700)

Donggang LPG Station of Tangyin	0	1,600,700	(1,600,700)

China Wanxiang Corporation of Xuchang	95,626	571,100	(475,474)

Anyang Public Transportation Corporation	540,526	534,000	6,526

Origin Orbit Gas Ltd. of Anyang	628,330	2,313,300	(1,684,970)
Total	11,222,630	20,756,374	(9,533,744)

     We had contractual relationship with a number of large and medium-scaled petroleum and chemical companies which secured the stable supply for our CNG and LPG. The price of natural gas is strictly controlled by the government and has remained stable comparing to petroleum over the past 3 years. We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

The following table lists the main suppliers of our CNG and LPG (in US Dollar):

Name of Supplier	2008	2007	Growth
China Petroleum Gas Ltd. , Beijing Industrial Gas Marketing Company	21,315,191	10,260,944	11,054,247
China Petroleum & Chemical Corporation, Shijiazhuang Refining-Chemical company	4,011,864	9,002,800	(4,990,936)
Jia Neng Energy Development Ltd. of Anyang	3,481,679	3,242,100	239,579
Hebei Yutai Coalification Ltd	1,100,408	477,419	622,989
Hua Xin Natural Gas Development Co., Ltd. of Handan	831,566	272,946	558,620
PetroChina North China Marketing Company	0	17,983,900	(17,983,900)
China Petroleum & Chemical Corporation, Tianjin Marketing company	0	2,030,200	(2,030,200)
Heng Yuan Xin Trade Corporation of Ltd. Shijiazhuang city	0	833,800	(833,800)
Jin Yan Trade Company of Yanshan	0	772,100	(772,100)

Hong Da Group Shi Hua Trade Company of luoyang	0	623,400	(623,400)
China Petroleum & Chemical Corporation Cangzhou Marketing Company	0	278,600	(278,600)
Hekou Jin Long Ltd. of Dongying	0	224,100	(224,100)
Total	30,740,708	46,002,309	(15,261,601)

Our Competitors

The main competitors of our CNG and LPG retail business include Xin’Ao Gas Corporation, Xi’an Xilan CNG Co, Ltd., Sino Gas Group and Zhengzhou Gas Co.

Xin’Ao Gas Co., listed on Hong Kong Stock Exchange, is currently our strongest competitor. As of 2008, it has constructed and operated 98 natural gas filling stations located in a number of provinces and regions nationwide, such as Beijing, Guangdong, Guangxi, Hebei, Henan, Anhui, and Hunan, ect.

Xi’an Xilan CNG Co, Ltd., listed in US OTCBB market, has established 32 CNG filling stations, which mainly served Shaanxi Province.

Sino Gas Group Ltd, listed on Hong Kong Stock Exchange, operates 60 filling stations in Beijing, Qingdao, Changchun, and Zhengzhou, etc.

Zhengzhou Gas Co., listed on Hong Kong Stock Exchange, operates 7 filling stations which serve Zhengzhou of Henan Province.

Most of our main competitors have been listed on international stock exchanges. Our current operations were mainly located in second-tier cities in Henan, Hebei, Shanxi, and Shandong provinces.

Insurance

Except that Public Transportation Gas Station, Zhonghua Road Gas Station, and South Middle-Ring Road Gas Station of Anyang Prosperous are under insurance policies, and that the vehicles of Ji’nan Company and the properties of Anyang Top are under insurance policies, no any other properties including gas stations and equipments of Anyang Prosperous and any of its other subsidiaries are under the protection of any insurance policies.

Government Regulations

Fuel service station standards are subject to regulation by the Ministry of Construction, the General Administration of Quality Supervision, and the Bureau of Inspection and Quarantine of the People’s Republic of China. Upon satisfactory inspection of service stations, certificates will be issued.

Various standards must be met for filling stations, including the handling and storage of CNG, tanker handling, and compressor operation. The Local Ministry of Construction and the Gas Field Operation Department of the Municipal Administration Committee regulates these standards. The Municipal Development and Reform Commission, which issues certificates for the handling of dangerous chemical agents, carries out inspections.

Standards for the design and construction of filling stations must conform to GB50156-2202 and technology standard BJJ84-2000

License, Permit and Approval

The businesses of Anyang Prosperous are subject to the administration and supervision of such governmental agencies as Ministry of Construction, the General Administration of Quality Supervision, and State Administration of Work Safe, and their local offices. To date, Anyang Prosperous and Anyang Top have received the following licenses, permits and approvals or otherwise from the aforementioned governmental agencies necessary for their business operations: Business License, Operating Permit for Hazardous Chemicals, Operating Permit of Gas Enterprise, Permit for Installation, Alteration and Maintenance of Special Equipments, Operating Permit of Gas Enterprise, Special Equipment Usage Registration Certificate and Gas Cylinder Filling License.

Transportation and Storage Capability

We have five LPG storage cans, each with 1,000 cubic meter storage capacity and the total storage volume can reach 65,000 tons.

Quality Control Standards and Procedures

Anyang Prosperous has obtained ISO 9000 quality system certification. Pursuant to the National Standard of the People’s Republic of China for LPG (GB11174-1997), we created our own LPG Quality Standard, standard for store-tank and vehicle carrying gas, Measures for LPG Quality Control, and Quality Services Standard.

We attach importance to quality control and ring-to-ring control. We maintain strict quality control and management standards and procedures including “Measures for Calculation”, “Duties and Conference Rules of Gas Quality Analysis Group”, “In-Storeroom Procedure”, “Out-Storeroom Procedure”, “Assay Report Distributing Procedure”, “De-sulfur and Purifying Procedure” and “Gas Company Distributing Procedure”.

Intellectual Property

We do not own any intellectual property rights except for the following trademarks pending registration:

Trade mark	Class	Application No.	Application date	Acceptance date
ÉñÖÝÍòÏó (word)	1	5843576	Jan 12, 2007	Jul 17, 2007
ÉñÖÝÍòÏó (word)	4	5843563	Jan 12, 2007	Jul 19, 2007
ÉñÖÝÍòÏó (word)	6	5843582	Jan 12, 2007	Jul 19, 2007
ÉñÖÝÍòÏó (word)	11	5843581	Jan 12, 2007	Jul 19, 2007
ÉñÖÝÍòÏó (word)	35	5843577	Jan 12, 2007	Jul 26, 2007
ÉñÖÝÍòÏó (word)	36	5843575	Jan 12, 2007	Aug 14, 2007
ÉñÖÝÍòÏó (word)	37	5843568	Jan 12, 2007	Jun 26, 2007
ÉñÖÝÍòÏó (word)	39	5843569	Jan 12, 2007	Aug 14, 2007
ÉñÖÝÍòÏó (word)	40	5843570	Jan 12, 2007	Jun 19, 2007
ÉñÖÝÍòÏó (word)	41	5843571	Jan 12, 2007	Jun 19, 2007
ÉñÖÝÍòÏó (word)	42	5843578	Jan 12, 2007	Aug 14, 2007
ÉñÖÝÍòÏó (figure & word)	1	6107239	Jun 13, 2007	Sep 18, 2007
ÉñÖÝÍòÏó (figure & word)	4	6107238	Jun 13, 2007	Sep 18, 2007
ÉñÖÝÍòÏó (figure & word)	6	6107237	Jun 13, 2007	Sep 18, 2007
ÉñÖÝÍòÏó (figure & word)	11	6107236	Jun 13, 2007	Sep 18, 2007
ÉñÖÝÍòÏó (figure & word)	35	6107235	Jun 13, 2007	Sep 18, 2007
ÉñÖÝÍòÏó (figure & word)	34	6107234	Jun 13, 2007	Sep 18, 2007

Employees

We have in total 260 staff at present, over 10% of whom have Bachelor or higher degree and many are experts and technicians specialized in different areas. We have not experienced any industrial actions and we have excellent relationships with our employees. We are not a party to any collective bargaining agreements.

Management and Technicians

We heavily rely on the skills, abilities and expertise of our management members, executives and top technicians to carry out our operations. Currently, more than 25% of our management personnel have Master or higher degree or medium to higher professional titles.

Management

     Wei Wang, Director and Chairman of the Board, Chief Executive Officer, graduated from Henan Provincial Party School. He has worked in petrochemical industry for fifteen years. He had worked successively as the Chairman of the board in Handan, Jinan petrochemical industry and joined Anyang Top in 2007. He is in charge of the integrated business development, management and strategic planning of the company.

Ben Wang, Chief Financial Officer, earned his Ph.D. from the Department of Decisions, Risk & Operations Management at Columbia Business School in New York City, 2003. He was awarded M.E. from Tsinghua University in Beijing and B.E. in Electronic Engineering from University of Electronic Science & Technology of China. He is also charter holder of CFA and FRM. Most recently he serviced as Chief Financial Officer at New Oriental Energy & Chemical Corporation, and was an equity research analyst at Brean Murray Carret Co., Ltd., risk solutions consultant in Standard and Poor's.

Shiming Yu, Director of the Board, a Chinese Certified Public Accountant, graduated from Changchun Taxation College, Industrial Accounting major. He has worked for more than six years in first-grade large state-owned chemical enterprise concerning the management of cost, investment and financing. Later, he worked as chief financial director for five years in a domestic manufacturing enterprise and also worked in a large-scale domestic accounting firm for five years in auditing. He joined Origin Obit Company in 2007 and is in charge of the integrated financial planning, management, investment and financing work of the company.

Li Wang, Director of the Board, Secretary, Graduated from China Politics and Law University and holding dual Bachelors in Law and Literature. Ms. Wang is the president of Zhenyuan (Canada) International Holding Inc. Meanwhile, Ms. Wang has also acted as the president of Greater Montreal Sino-Canadian Business Centre since 2006. In 2003, Ms. Wang became the president assistant in Zhenyuan Group China, when she participated all oversea cooperation projects, including the cooperation with Australian Forster securities company and the establishment of long-term cooperation relationship with technical and financial companies; the management and participation in financial consultation with Canada Investpro Securities Inc.; and the reorganization of the stocks, the assets of the Chinese private enterprise according to the Canadian financial system. She previously held oversea department manager at China Century Huayu Investment Co., Ltd. (subsidiary of Zhenyuan Group) in 2002, where she managed and participated in all international cooperation projects, such as World Bank EMC project on several enterprises’ loan operation in China Beijing and Wuhan.

None of Wei Wang, Ben Wang, Shiming Yu and Li Wang has been involved in any of the following proceeding during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Research and Development

     We do not have our own R&D department. We contracted with Xin-He Science and Technological Institution to carry out the R&D for us. The institution was established in September 2004, with focus on the development of cleaning energy resource and CNG/LPG powered automobile technology, introducing the advanced technological achievement from foreign countries, and conducting trials and tests.

     Xin-He Science and Technological Institution has a team of young and devoted, high-level R&D professionals specialized in areas of chemistry, electronics and automobile, etc. Currently, the institution has twenty staffs, including two Senior Engineers and ten medium or senior title holders. After three years’ development, this institution has gradually grown to be a full-functional research and development institution which supports the sustainable development of our business and operations.

Ever since its establishment, Xin-He Science and Technological Institution has obtained many awards for its six significant break-through research and six national patents. It also receives funds from Anyang local Government, Henan provincial Government and Denmark National Government. The institution established the core laboratory which successfully introduced the improved technique for home-use of LPG and also invented the fast replacing system for LPG automobile steel cylinders, home and vehicular use of dimethyl ether (DME). Other technologies have been developed includes retrofitting of automobile injection, bio-gas technology, coal-based LPG technology.

Available Information

     We file quarterly and annual reports, proxy statements and other information with the SEC. You may read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business

We are dependent on outside suppliers.

We do not own any natural gas field and reserve. We obtain our supplies of natural gas from outside supplier. The ability to deliver our product is dependent on a sufficient supply of natural gas and if we are unable to obtain a sufficient natural gas supply, it could prevent us making deliveries to our customers. While we have supply contracts with our suppliers, we do not control the government owned or other suppliers, nor are we able to control the amount of time and effort they put forth on our behalf. It is possible that our suppliers will not perform as expected, and that they may breach or terminate their agreements with us. Any failure to obtain supplies of natural gas could prevent us from delivering such to our customers and could have a material adverse affect on our business and financial condition.

Changes in the regulatory atmosphere could adversely affect our business.

The distribution of natural gas and operations of filling stations are highly regulated requiring registrations for the issuance of licenses required by various governing authorities in China. In addition, various standards must be met for filling stations including handling and storage of natural gas, tanker handling, and compressor operation which are regulated. The costs of complying with regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Our business operations are subject to a high degree of risk and insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

Our operations are subject to potential hazards incident to the gathering, processing, separation and storage of natural gas, such as explosions, product spills, leaks, emissions and fires. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage, and may result in curtailment or suspension of our operations.

The occurrence of a significant event for which we are not fully insured or indemnified, and/or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates it considers reasonable. To date, however, we have maintained adequate coverage at reasonable rates and have experienced no material uninsured losses.

We depend on our senior management’s experience and knowledge of the industry and would be adversely affected by the loss of any of our senior managers.

We are dependent on the continued efforts of our senior management team. We do not currently have employment contracts with our senior executives, though we are under effort to establish contractual relationship therewith. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life insurance on our senior executives and other key employees.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing distribution systems and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund our business operations. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

our financial condition and results of operations, the condition of the PRC economy and the natural gas industry in the PRC, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

Risks Related to the People’s Republic of China

China’s economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under the existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Although we do not import goods into or export goods out of the People’s Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the RMB and the United States dollar was 6.8346 RMB to every one USD.

We may face obstacles from the communist system in the People’s Republic of China.

Foreign companies conducting operations in the People’s Republic of China face significant political, economic and legal risks. The Communist regime in the People’s Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in the P.R.China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the P.R.China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the P.R.China would enforce:

Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

In original actions brought in the P.R.China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the P.R.China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

The admission of China into the World Trade Organization could lead to increased foreign competition.

Provincial and central government authorities regulate the natural gas industry for safety and ensure that all areas receive natural gas service. However, as a result of China becoming a member of the World Trade Organization (WTO), restrictions on foreign investment in the industry may be reduced. With China’s need to meet growth in natural gas demand and the WTO’s requirement for a reduction of restrictions on foreign investment as a condition of membership, such events could lead to increased competition in the natural gas industry.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of natural gas business and companies, including limitations on our ability to own key assets.

The PRC government regulates the natural gas industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the natural gas industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, natural gas businesses in China, including our business.

Risks Related to Corporate and Stock Matters

Risks related to our common stock

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

actual or anticipated fluctuations in our quarterly operating results,

announcements of new services by us or our competitors,

changes in financial estimates by securities analysts,

conditions in the energy recycling and saving services market,

changes in the economic performance or market valuations of other companies involved in the same industry,

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

additions or departures of key personnel,

potential litigation, or

conditions in the market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution.

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

Neither during the preceding two fiscal years nor during the year ended December 31, 2008 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of shareholders.

A large portion of our common stock is held by a small number of shareholders. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

 ITEM 2. DESCRIPTION OF PROPERTY

Properties

Land:

We do not own any land except that Anyang Prosperous (by its subsidiary located in Shijiazhuang, Hebei Province, PRC) is under the process to acquire a piece of land with an area of 8192 square meters in Yuanshi County, Hebei Province. We have paid the consideration therefore and are going through in the procedure to obtain the ownership title therefore.

Land leased by Anyang Prosperous:

GAS STATION
Location	Area (Square Meter)	Period	Rental (US Dollar)
South Xinnanhuan Road, Pingdingshan City, Henan Province (Xinnanhuan Road Gas Station)	5 Mu (3335 square meter)	Sep 20, 2006 – Sep 20, 2021	4,243.28 per year

North Zhonghuan Road, Anyang City , Henan Province (Nanzhonghuan Road Gas Station)	10 Mu (6667 square meter)	Aug 11, 2008 – Nov 22, 2020	9,759.55 per year

South Airport Road, Anyan City, Henan Province (South Airport Road Gas Station)	N/A	Aug 01, 2007 – Jul 30, 2017	21,216.41 per year

Mid East Zhonghuan Road, Anyang City, Henan Province (ZhongHua Road Gas Station)	4 Mu (2668 square meter)	Apr 10, 2006 – Apr 10, 2011	19,094.77 per year

Henan Wanli Group, West Passenger Gas Station, Anyang City, Henan Province	N/A	Jun 01, 2007 – Jun 01, 2017	19,094.77 per year

Mid Anlin Avenue, Anyang City, Henan Province (Public Transportation Gas Station)	N/A	Dec 01, 2005 – Nov 30, 2014	10,870.58 per year

Hanshan District, Handan City, Hebei Province (Hanshan Gas Station )	N/A	Feb 25, 2005 – Feb 24, 2011	16,973.13 per year

Changzi Gate, Changzhi city, Shangxi Province (Changzi Gate Gas station)	N/A	Jun 01, 2008 – May 31 , 2010	6,364.92 per year
	N/A	Jun 01, 2010 – May 31, 2011	7,072.14 per year

Beihuan Road, Xuchang City, Henan Province (Beihuan Gas Station)	N/A	Sep 15, 2008 – Sep 15, 2018	8,486.56 per year

Wenfeng Road, Xuchang City, Henan Province (Wenfeng Gas station)	N/A	Mar 01, 2009 – Feb 28, 2021	12,729.84 per year

Feng Jia Zhuang, Yangquan City, Shanxi Province (Yangquan Gas Station)	N/A	Aug 01, 2006 – Jul 31, 2011	6,364.92 per year

Linying city, Henan Province,(Linying Hub Gas Station)	N/A	Apr 01, 2008 – Dec 31, 2023	7,072.14 per year

West Jiefang Road, Jiaozuo City, Henan Province (Jiefang Road Gas Station)	N/A	Aug 01, 2008 – Jul 31, 2028	14,144.27 per year

Changsong Road, Wefang city, Shandong Province (Changsong Road Gas Station)	N/A	May 01, 2007 – Apr 30, 2017	18,387.55 per year

Qingqi Road, Jinan City, Shandong Province (Qingqi Gas Station)	N/A	Sep 01, 2004 – Sep 01,2009	5,657.71 per year

North Qinghe Road, Jinan City, Shandong Province (Huangtai Gas Station)	N/A	Apr 01, 2006 – Sep 20, 2013	11,315.42 per year

Jiqi Road, Jinan City, Shangdong Province (Jiqi Gas Station)	N/A	Sep 02, 2004 – Sep 01, 2009	11,315.42 per year

Houses and spaces:

We do not own any house title. We rent spaces for our business operation. Details about the spaces we rent for our business are listed below:

Houses rented by Anyang Prosperous:

Office
Location	Area (Square Meter)	Period	Rental (US Dollar)
Hanshan District, Handan City, Hebei Province (Hanshan Gas Station Office)	N/A	Feb 01, 2008 – Jan 31, 2009	1,527.58 per year

Feng Jia Zhuang, Yangquan City, Shanxi Province (Yangquan Gas Station Office)	N/A	Aug 1, 2007 – Jul 31, 2017	707.21 per year

Linying city, Henan Province (Linying Hub Gas Station Office)	N/A	Apr 10, 2008 – Apr 09, 2011	282.89 per year

Changsong Road, Weifang city, Shandong Province (Changsong Road Gas Station Office)	N/A	Nov 21, 2008 – May 20, 2009	1,188.12 pear year

South Pin’an Street, Qiaodong District, Shijiazhuang City, Hebei Province	N/A	Aug 01, 2007 – Aug 01, 2008	9,358.56 per year

South Zhonghua Street, Qiaoxi District, Shijiazhuang City, Hebei Province (Shijiazhuang Office, new)	N/A	Mar 01,2008 – Feb 28, 2013	28,288.54 per year

Jingqi Road, Huaiyin District, Jinan City, Shandong Province	N/A	Oct 16, 2007 – Oct 16, 2009	8,486.56 per year

House rented by Anyang Top:

Location	Area (Square Meter)	Period	Rental (US Dollar)
Xiliang Village, Anyang, Henan Province	N/A (17 rooms)	Mar 01, 2007 – Mar 01, 2017	14,144.27 per year

Insurance

Except that Public Transportation Gas Station, Zhonghua Road Gas Station, and South Middle-Ring Road Gas Station of Anyang Prosperous are under insurance policies, and that the vehicles of Ji’nan Company and the properties of Anyang Top are under insurance policies, no any other properties including gas stations and equipments of Anyang Prosperous and any of its other subsidiaries are under the protection of any insurance policies.

ITEM 3. LEGAL PROCEEDINGS

     Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock was currently listed on the Over-the-Counter Bulletin Board under the symbol "CHPC" and our current fiscal year end is December 31. The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period for 2008 and 2007 based upon reports of transactions on the OTC Bulletin Board. The source of this information is the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
First Quarter	$0	$0
FISCAL YEAR ENDED DECEMBER 31, 2007:
Fourth Quarter	$0	$0
Third Quarter	$0	$0
Second Quarter	$0	$0
First Quarter	$0	$0

     As of December 31, 2008, there were 7 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

     There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2008.

Recent Sales of Unregistered Securities

     The following securities were issued within fiscal year 2008 and the subsequent interim period and were not registered under the Securities Act of 1933.

     On June 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $75,000. Also on June 19, 2008, a group of non-Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $271,586. As the result, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

     Oracular Dragon is a company organized under the laws of British Virgin Islands and has its principal place of business in the People’s Republic of China. Oracular Dragon is neither a U.S Person, as such term is defined in Rule 902(k) of Regulation S, nor is it located within the United States.

     On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $0.00001, to Oracular Dragon in exchange for all the issued and outstanding shares that Oracular Dragon owned in Origin Orbit Green Resource Company, Ltd. (“Origin Orbit”), the wholly-owned subsidiary of Oracular Dragon (“Share Exchange Transaction”).

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report.

     Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

     2. Our ability to generate customer demand for our products;

     3. The intensity of competition; and

     4. General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Business

     We are engaged in the business of retail sales and wholesale of CNG and LPG, construction and operation of CNG and LPG filling stations.

     We carry out three types of primary operations: (1) retail sales of CNG and operation of CNG filling stations; (2) retail sales of LPG and operation of LPG filling stations; (3) wholesale of LPG and CNG.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the year ended December 31, 2007 and for the year ended December 31, 2008.

Revenues

Historical Financial Information for the year ended December 31, 2007 and for the year ended December 31, 2008 (in US Dollar)

Items	For the period ended December 31, 2007	For the year ended December 31, 2008	Change in Percentage (%)
Revenue	38,502,350	41,661,322	8.20%
Net (loss) income	1,242,327	1,053,818	(15.17%)
Net Income Margin	3.23%	2.53%	(21.61%)

As mentioned above, Origin Orbit acquired Anyang Prosperous and Anyang Top on April 4, 2007. Prior to these acquisitions, Origin Orbit does not have any business.

The Company’s consolidated revenue rose to $41,661,322 for the year ended December 31, 2008, an 8.2% increase from $38,502,350 reported for the year ended December 31, 2007. The increase in revenue resulted primarily from the following three factors:

1)	In 2007 the company acquired two companies in JIAOZUO and CHANGZHI and the number of our gas station increased three more, which lead to the increase of our market share;

2)	National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)"; New energy vehicle is officially encouraged in production list, where CNG dual-fuel automobile is in its fully promoted stage by NDRC, which lead to the dramatic increase of our CNG retail business;

3)	The blending of DME with LPG. DME is a colorless gas, safer than LPG in storage and transportation, better combustion performance. It can be mixed with LPG to improve the heating energy.

Our consolidated net income decreased 15.17% to $1,053,818 for the year ended December 31, 2008, as compared to $1,242,327 for the year ended December 31, 2007. This decrease was attributable to:

1)	The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased CNG purchasing costs; while at the same time, our sell price to clients didn ’t increase that much;

2)	The increase in the costs which involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing on June 30, 2008.

Historical Revenues Breakdown by Region for the year ended December 31, 2007 and for the year ended December 31, 2008 (in US Dollar)

Regions	Year ended December 31,2007	Percentage	Year ended December 31,2008	Percentage
Henan Province	21,570,165	56.02%	24,586,846	60.15%
Shanxi Province	455,452	1.18%	820,764	2.01%
Hebei Province	3,857,984	10.02%	1,425,842	3.49%
Shandong Province	4,289,360	11.14%	715,276	1.75%
Hunan Province	622,367	1.62%	0	0
Guangdong Province	7,707,022	20.02%	9,290,382	22.73%
Hubei Province	0	0	3,181,004	7.78%
Guangxi Province	0	0	858,769	2.10%
Total	38,502,350	100.00%	40,878,883	100.00%

The regional sales were different as compared to the year ended December 31, 2007, the main reasons are:

1)	The local LPG production in Hunan refinery rose rapidly and can basically meet the local market demand, therefore the drop of local price made us lost the price advantage and lost existing clients;

2)	Refineries in Hubei and Guangxi reduced their production, so the local markets were in short supply, we used our advantage to expand the market rapidly in both place and established client base firmly.

Historical Revenues Breakdown by Products for the year ended December 31, 2007 and for the year ended December 31, 2008 (in US Dollar)

Items	Period ended Dec 31, 2007	Percentage	Period ended Dec 31, 2008	Percentage	Change Amount	Change In Percentage (%)
CNG retail	1,214,115	3.15%	3,108,501	7.60%	1,894,386	156%
CNG wholesale	169,685	0.44%	156,746	0.38%	(12,939)	(8%)
LPG retail	4,424,481	11.48%	2,735,849	6.69%	(1,688,632)	(38%)
LPG wholesale	31,756,431	82.37%	29,183,237	71.39%	(2,573,194)	(8%)
Others	987,638	2.56%	5,694,548	13.93%	4,706,910	477%
Total	38,552,350	100.00%	40,878,880	100%	2,326,530	6%

The sales of CNG for the year ended December 31, 2008, increased 156% as compared to the year ended December 31, 2007. This was mainly due to:

1)	In 2007 the company acquired two companies in JIAOZUO and CHANGZHI and the number of our gas station increased three more, which lead to the increase of our market share;

2)	Existing CNG filling stations are operating at more experienced level , and sales rose through a series of marketing activities, which formed stable customer base;

3)	National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)"; New energy vehicle is officially encouraged in production list, where CNG/petroleum dual-fuel automobile is in its fully promot ed stage by NDRC, which lead to the dramatic increase of our CNG retail business.

Comparing to last year, LPG business fell 38% in retail sales and 8% in wholesale. This was mainly due to:

1)	In 2008, both the central and local governments changed their strategy from encourage the development of LPG dual-fuel vehicles to promote CNG dual-fuel vehicles. As a result, our main customers, taxis and city buses, have been converted to using CNG dual-fuel vehicles, which pressured our existing LPG of retail sales downward;

2)	The global financial crisis in 2008 endangered the China economy. S ome of our clients even begin limited or stopped their production capacity, which lead to the decline of our wholesale business.

“Others” increased 477% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas, safer than LPG in storage and transportation, better combustion p erformance. It can be mixed with LPG to improve the heating energy.

Cost of Goods Sold (COGS)

COGS for the year ended December 31, 2008 was $37,085,144 which is 89.02% of total revenues and represents a 7.58% increase as compared to $34,471,783 and 89.53% of total revenues for the year ended December 31, 2007. The increase in COGS as a percentage of total revenue was primarily due to:

1)	Financial accounting method changes. In compliance with "The Accounting Standard for Enterprises" by the Chinese Ministry of Finance, the transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS;

2)	Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased purchasing costs.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

Gross Margin

For the fiscal years ended December 31, 2008 and 2007, the relevant portions of the statements of income are presented below:

	2007		2008		Changes
Item	Amount $	Percentage of Revenue	Amount $	Percentage of Revenue	Amount $	Percentage
Revenues	38,502,350	100%	41,661,322	100%	3,158,972	8.20%
COGS	34,471,783	89.53%	37,085,144	89.02%	2,613,361	7.58%
Gross Profit	4,030,567	10.47%	4,576,178	10.98%	545,611	13.54%

Table 7.4 Gross profit ratio of the leading products in 2007 and 2008

Items	2007	2008	Comparisons
Gross Main	18%	10.98%	(7.02%)
CNG retail	49%	32.46%	(16.54%)
CNG wholesale	3%	6.23%	3.23%
LPG retail	15%	5.34%	(9.66)%
LPG wholesale	7%	6.23%	(0.77)%

The gross profit margin for the year ended December 31, 2008 was 10.98%.

Gross profit margin of CNG retail decreased, this was mainly due to:

1)	Financial accounting method changes. In compliance with "The Accounting Standard for Enterprises" by the Chinese Ministry of Finance, the transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS, the decreased of gross margin;

2)	The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased CNG purchasing costs. Our CNG retail price is not adjusted with it, so gross margin decreased.

Gross profit margin of LPG retail decreased, this was mainly due to:

1)	Financial accounting method changes. In compliance with "The Accounting Standard for Enterprises" by the Chinese Ministry of Finance, the transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS, the decreased of gross margin;

2)	The international crude oil prices rose in the first half year of 2008, which lead to the increase of LPG purchasing cost and the decrease of gross margin; although the crude oil prices decreased during the second half of the year, LPG prices have also decreased. Because of our business transformation under local policy which encourage CNG vehicles, Jinan companies drop the LPG retail business gradually .

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the 12 months ended December 31, 2008 and 2007.

Historical Profit & Loss for the year ended December 31, 2007 and the year ended December 31, 2008

	For the year ended Dec 31 2008		For the year ended Dec 31 2007		Changes
Item	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	41,661,322	100.00%	38,502,350	100.00%	3,158,972	8.20%

COGS	37,085,144	89.02%	34,471,783	89.53%	2,613,361	7.58%

GROSS PROFIT	4,576,178	10.98%	4,030,567	10.47%	545,611	13.54%

Operating Expenses	3,419,987	8.21%	2,400,453	6.23%	1,019,534	42.47%

Selling and Distribution Expenses	2,544,350	6.11%	1,762,422	4.58%	781,928	44.37%

General & Administrative Expenses	875,637	2.10%	638,031	1.65%	237,606	37.24%

Income from Operations	1,156,191	2.78%	1,630,114	4.23%	(473,923)	(29.07%)

Other Income (Expenses)	263,648	0.63%	344,019	0.89%	(80,371)	(23.36%)

Investment Income	0	0.00%	214,290	0.56%	(214,290)	(100.00%)

Finance Cost, net	0	0.00%	(48,925)	(0.13%)	48,925	100.00%

Dividend Income	308,337	0.74%	0	0.00%	308,337	100.00%

Interest Income	0	0.00%	0	0.00%	0	0.00%

Interest Expenses	(34,931)	(0.08%)	0	0.00%	(34,931)	(100.00%)

Other Income (expenses), net	(9,758)	(0.02%)	178,654	0.46%	(188,412)	(105.46%)

Income before Income Taxes and Minority Interest	1,419,839	3.41%	1,974,133	5.13%	(554,294)	(28.08%)

Provision for Income Taxes	369,920	0.89%	731,269	1.90%	(361,349)	(49.41%)

Income before minority interests	1,049,919	2.52%	1,242,864	3.23%	(192,945)	(15.52%)

Minority Interest	(3,899)	(0.01%)	537	0.00%	(4,436)	(826.07%)

NET INCOME	1,053,818	2.53%	1,242,327	3.23%	(188,509)	(15.17%)

Foreign currency translation adjustment	372,194	0.89%	38,563	0.10%	333,631	865.16%

TOTAL COMPREHENSIVE INCOME	1,426,012	3.42%	1,280,890	3.33%	145,122	11.33%

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price in 2008.

Average Price of Raw Material in 2007 and 2008 (net of tax, in US Dollar)

Year	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2007	578.49	673.42	0.26
2008	722.39	673.17	0.28

Selling Expenses

Selling expenses for the year ended December 31, 2008 mainly included the salary of sales personnel and transportation cost. In 2008, selling expenses amounted to $25,400,350, representing 6.11% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In fiscal year 2008, the transportation cost increased 26.56% to approximately $1,550,300 compared with approximately $1,225,000 in fiscal year 2007.

The selling expenses in 2008 increased 44% as compare to $1,762,422 for the year ended December 31, 2007. The main reason is that the company’s acquisition of Anyang top occurred in April of 2007, which made the selling expenses of Anyang top in 2008 three months more than in 2007.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2008, mainly included the salary and welfare of the management personnel and office related expenses, were $875,637, which accounted for 2.10% of total revenue. For the year ended December 31, 2007, the general and administrative expenses were $638,031, the reason of the increase were: costs involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing on June 30, 2008.

Finance Costs

The financial expenses mainly consisted of interest expenses and bank charges. For fiscal year 2008, it was $34,931 representing 0.08% of total revenue. For fiscal year 2007, it was $48,925 representing 0.13% of total revenue. As of December 31, 2007, Origin Orbit did not borrow money from any financial institution in China.

The main reason caused the drop of the $34,931 financial expenses, which accounted for 0.08% of total revenue, is that the People’s Bank of China kept adjusting to lower interest rates in the year 2008.

Operating Income

The Company's consolidated operating income for the year ended December 31, 2008 decreased 29.07% to $1,156,191, from $1,630,114 reported for the year ended December 31, 2007. This was mainly due to the increase of costs such as below:

1) The costs involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing in 30 Jun, 2008;

2) The company’s acquisition of Anyang top occurred in April of 2007, which made the selling expenses of Anyang top in 2008 three months more than in 2007;

3) The business model transition in Jinan city. As we gradually stopped our LPG stations and is planning to convert them to CNG stations;

4) The drop of international and domestic oil price negatively impacted our LPG wholesale business.

We believe operating income will show further improvements as we will continue building new CNG filling stations with further revenue source, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in cost of goods sold, increase of sales and expanding market share. Thus while management expects this factor to favorably benefit gross and operating income, we also anticipate that further increases in the internal management, enhance the management efficiency and reducing management costs, that will also improve margins.

Operating Expenses

Selling and distribution expenses

Selling and distribution expenses were $2,544,350 or 6.11% of revenues for the year ended December 31, 2008, as compared to $1,762,422, or 4.58% of revenues for the year ended December 31, 2007.

The main reason of the increase is that the company’s acquisition of Anyang top occurred in April of 2007, which made the selling expenses of Anyang top in 2008 three months more than in 2007.

General and administrative expenses

General and administrative expenses were $875,637or 2.1% of our revenue for the year ended December 31, 2008, as compared to $638,031 or 1.66% of revenues for the year ended December 31, 2007. The reason of the increase was: costs involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing in 30 Jun, 2008.

Tax Rate

In accordance with the relevant tax laws and regulations of PRC, the corporation income tax (“CIT”) rate was 33% until December 31, 2007 and 25% since January 1, 2008. The value added tax (VAT) rate in 2008 is 13%.

Foreign Currency T ranslation Adjustment

The exchange rates used to translate amounts in RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2008	December 31, 2007
Balance sheet items, except for the registered and paid-up capital and retained earnings	US$1:RMB 6.8542	US$1:RMB 7.3046
Amounts included in the statements of operations, changes in stockholders’ equity and cash flows	US$1:RMB 6.9623	US$1:RMB 7.5319

Net Incomes

The net income for the year ended December 31, 2008 was $1,053,818 and the net income margin was 2.53% that was attributable by the low profit margin of the LPG wholesale business.

Account Receivable

Account receivable balance as of December 31, 2008 and 2007 was $747,985 and $520,116, respectively. The average turnover rate of account receivable is 3.6 times, or 100 days.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of our financial statements.

Liquidity and Capital Resources

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are non-significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

We believe our current cash and cash equivalents and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may choose to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2008, our total assets were $15,187,148 and our total liabilities were $4,211,569. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.28:1.

As of December 31, 2007, our total assets were $19,467,000 and our total liabilities were $17,991,596. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.92:1.

As of December 31, 2008, cash and bank balances were $1,034,387, which accounted for 7% of total assets. The inventories as of December 31, 2008 were $709,679. For the year ended December 31, 2008, the company generated net cash flow of $2,290,961 from operating activities whereas net cash used in investing activities was $3,577,333. Net cash provided from financing activities amounted to $1,081,558. As a result, net cash decreased by $15,381 for the year ended December 31, 2008.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

As of December 31, 2008 the Company had $1,034,387 of cash and cash equivalents on hand compared to $1,049,768 of cash and cash equivalents as of December 31, 2007.

The primary sources of cash in 2008 were income from operations and financing activities. The Company had net cash flows provided by operations of $2,290,961 for the twelve months ended December 31, 2008 as compared to net cash provided by operations of $229,261 in the corresponding period last year. The increase in net cash flows from operations in 2008 as compared to 2007 was mainly due to the increase in net income and a decrease in accounts receivable and advances during the twelve months ended December 31, 2008 offset by a decrease in other payables and tax payable.

Cash outflows for investing activities decreased from $4,982,926 in 2007 to $3,577,333 in 2008 as a result of equity merger and acquisition activities in 2007.

The Company expects to construct an additional 5 to 8 CNG filing stations in 2009. The Company expects the funds for these investing activities will come from Bank loans.

Off-balance sheet Arrangements and Contractual Obligations

None.

Foreign Currency Transactions and Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Our transactions occur in Renminbi with unit as Yuan, the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

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

ITEM 7A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of China Prosperous Clean Energy Corporation and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007 were audited by other auditors whose report dated June 25, 2008 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the condensed consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Prosperous Clean Energy Corporation and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

March 16, 2009

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$1,034,387	$1,049,768
Accounts receivable	747,985	520,116
Inventories	709,679	1,163,343
Advance payments	2,389,907	2,172,455
Investment deposits-current	--	68,450
Dividend receivable	333,508	311,331
Prepaid expenses	12,550	80,229
Other receivables	1,879,264	4,748,743
Total current assets:	7,107,280	10,114,435

Property, plant and equipment, net:	4,086,364	3,532,148

Other asset:
Deferred income taxes	50,397	47,323
Goodwill	60,330	56,650
Investment in non-consolidated entities	3,877,294	3,202,104
Investment deposits non current	--	416,176
Deposits for buildings, machinery and equipment	--	2,098,164
Other non current assets	5,483	--
Total other assets:	3,993,504	5,820,417

Total assets:	$15,187,148	$19,467,000

Liabilities and stockholders’ equity:
Current liabilities:
Short term bank loan	$733,500	$--
Accounts payable and accrued expenses	480,539	1,335,398
Trade note payable	--	1,406,847
Customer Advance	458,737	--
Due to former shareholders	1,580,636	1,475,045
Income taxes payable	48,737	692,786
Loans payable for acquisition of subsidiaries	--	4,875,531
Due to related parties	493,019	--
Other payables	269,701	191,284
Total current liabilities:	4,064,869	9,976,891

Long-term liabilities:
Long-term bank loan	146,700	--
Long-term payables	--	8,014,705
Total long-term liabilities	146,700	8,014,705

Total liabilities:	4,211,569	17,991,596

Minority interests:	213,511	194,729

Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding at December 31, 2008
and 10,389,231 shares issued and outstanding at December 31, 2007.	120	104
Additional paid-in capital	7,949,880	(103)
Statutory reserve	225,893	120,511
Retained earnings	2,175,342	1,121,524
Accumulated other comprehensive income	410,833	38,639
Total stockholders’ equity:	10,762,068	1,280,675

Total liabilities and stockholders' equity:	$15,187,148	$19,467,000

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2008	2007

Revenue:	$41,661,322	$38,502,350

Cost of goods sold:	37,085,144	34,471,783

Gross profit:	4,576,178	4,030,567

Selling expenses:	2,544,350	1,762,422
General and administrative expenses:	875,637	638,031

Income from operations:	1,156,191	1,630,114

Other income (expenses):
Investment income	--	214,290
Finance costs, net	--	(48,925)
Dividend income	308,337	--
Interest income	--	--
Interest expenses	(34,931)	--
Other income (expense)	(9,758)	178,654

Income before income tax and minority Interests	1,419,839	1,974,133

Provision for income taxes:	369,920	731,269

Income before minority interests:	1,049,919	1,242,864

Minority interests:	(3,899)	537

Net income:	1,053,818	1,242,327

Other comprehensive income:
Foreign currency translation adjustment	372,194	38,563

Comprehensive income:	$1,426,012	$1,280,890

Weight average number of shares:
Basic and diluted	12,000,000	10,389,231

Earnings per share:
Basic and diluted	$0.09	$0.12

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2008 and 2007

						Accumulated
			Additional			other	Total
	Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance at December 31, 2006	1	$1	$--	$--	$(292)	$76	$(215)

Additional paid-in capital	--	--	(103)	--	--	--	--

Common stocks issued	10,389,230	104

Net income	--	--	--	--	1,242,327	--	1,242,327

Statutory reserve	--	--	--	120,511	(120,511)	--	--

Other comprehensive income	--	--	--	--	--	38,563	38,563

Balance at December 31, 2007	10,389,231	$104	$(103)	$120,511	$1,121,524	$38,639	$1,280,675

Effect of reserve acquisition	1,610,769	16	--	--	--	--	16

Additional paid-in capital
contributed by shareholders	--	--	7,949,880	--	--	--	7,949,880

Net income	--	--	--	--	1,053,818	--	1,053,818

Statutory reserve	--	--	--	105,382	--	--	105,382

Other comprehensive income	--	--	--	--	--	372,194	372,194

Balance at December 31, 2008	12,000,00	$120	$7,949,880	$225,893	$2,175,342	$410,833	$10,762,068

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,053,818	$1,242,327
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	356,753	224,004
Investment Income	(308,337)	(214,290)
Minority interests	3,899	537
Changes in assets and liabilities:
Accounts receivable, net	(187,323)	(86,735)
Inventories	527,609	(659,663)
Advance payments	(60,860)	(551,589)
Dividend receivable	108	--
Deferred income taxes	--	56,832
Other receivables	3,153,631	--
Other non current assets	(5,388)	(77,808)
Prepaid expenses	(72,146)	77,808)
Accounts payable and accrued expenses	(1,046,933)	(322,733)
Customer advances	(1,030,588)	--
Income taxes payable	(681,585)	540,571
Other payables	172,401	--
Total adjustments:	965,533	(1,013,066)

Net cash provided by operating activities:	2,019,351	229,261

Cash flows from investing activities:
Acquisition of property and equipment	(652,881)	(536,223)
Deposit for buildings, machinery & equipment	--	(2,098,164)
Investment deposit paid	--	(419,978)
Capital contributions from minority shareholders	--	54,760
Acquisition of subsidiaries, net of cash and cash equivalents acquired	--	(1,983,321)
Repayment of loans for acquisition of subsidiaries	(5,133,731)	--
Net cash used in investing activities:	(5,527,018)	(4,982,926)

Cash flows from financing activities:
Additional paid-in capital from shareholders	8,061,880	--
Proceeds from short-term bank loan	720,750	--
Proceeds from related party loans	484,449	--
Proceeds from long-term bank loan	144,150	--
Proceeds from other entity loans		5,905,795
Repayment of advances from a former shareholder	(1,329,498)	--
Repayment of advances from other third parties	(4,900,373)	--
Net cash provided by financing activities:	3,181,358	5,905,795

Effect of foreign currency translation on cash	310,928	(102,362)

Net increase (decrease) in cash and cash equivalents:	(15,381)	1,049,768

Cash and cash equivalents, beginning of period:	1,049,768	--

Cash and cash equivalents, end of period:	$1,034,387	$1,049,768

Supplemental disclosure information:
Interest paid	$34,391	$46,736
Income taxes paid	$319,523	$200,537

See accompanying notes to consolidated financial statements.

Note 1 – Organization and Description of Business

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

As of December 31, 2008, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	84% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	95% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	95% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	95% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	95% (c) (d)	Construction of LPG and CNG station, and sales of vehicle components
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	95% (c) (d)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c) (d)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linyi Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	95% (c)	Sales of natural gas and vehicle components.

Note 1 – Organization and Description of Business (continued)

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)	According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to December 31, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 95% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to December 31, 2008, Anyang Prosperous had only contributed $260,110 leaving $390,165 remained outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,300,550 into the capital of Xuchang Zhenyuan. Up to December 31, 2008, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 remained outstanding.

Changzhi City was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 100% ownership interest in Changzhi City, it is required to contribute $684,500 into the capital of Changzhi City. Up to December 31, 2008, Anyang Prosperous had only contributed $616,050 leaving $68,450 remained outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 95% ownership interest in Linyi Prosperous, it is required to contribute $1,311,828 into the capital of Linyi Prosperous. Up to December 31, 2008, Anyang Prosperous had only contributed $262,366 leaving $1,049,462 remained outstanding.

Note 2– Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of CHPC and its subsidiaries. All significant inter-company balances or transactions have been eliminated on consolidation.

Note 2– Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, the Company considers all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

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

Investment in non consolidated entities

Investment in non consolidated entities represents equity securities which the Company does not intend to sell in the near term. The investees are private companies and do not have a quoted market price in an active market, so the fair value of available-for-sale investment cannot be practicably estimated are stated in the balance sheet using the cost method. Temporary impairments of costs of such available-for-sale investments are reported in other comprehensive income, where as other than temporary impairments are reflected in earnings.

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.
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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 2 – Summary of Significant Accounting Policies (continued)

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
The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed condensed consolidated financial statements were as follows:

	December 31, 2008	December 31, 2007
Balance sheet items, except for paid-in capital
and retained earnings, as of the years ended	US$1:RMB 6.8542	US$1:RMB 7.3046

	December 31, 2008	December 31, 2007
Amounts included in the statements of
income, statements of stockholders’ equity
and statements of cash flows for the years	US$1:RMB 6.96225	US$1:RMB 7.5319
ended

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

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

Reclassification

Certain amounts in the 2007 financial statements have been reclassified for comparative purpose to conform to presentation in the 2008 financial statements.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	December 31,	December 31,
	2008	2007

Compressed natural gas	$ 48,926	$ 10,018
Liquefied petroleum gas	373,001	549,108
Dimethyl ether	47,421	396,914
Vehicle modification components and others	240,331	207,303
(“Jinan Zhongman”) (b)
	$ 709,679	$1,163,343

Note 4 – Dividend Receivable

Dividend receivable as of December 31, 2008 and 2007 were $333,508 and $311,331, respectively, representing income receivable from Anyang PetroChina.

Note 5 – Deferred Income Taxes

Deferred income tax assets of $50,397 and $47,323 as of December 31, 2008 and December 31, 2007, respectively, arose from unused tax loss carry-forwards that management consider more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of December 31, 2008 and December 31, 2007.

Note 6 – Goodwill

Balance as of December 31, 2007	$56,650
Foreign currency exchange realignment	3,680

Balance as of December 31, 2008	$60,330

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of December 31, 2008, no impairment was provided on the goodwill.

Note 7 – Investment in non consolidated entities

As of December 31, 2008, available-for-sale securities consisted of the following:

Name of investees	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil, refined oil and LPG
Taiyuan Zhenyuan Green Resource Technology Development Co. Ltd.	PRC	20%	Sales of vehicle components and construction of gas stations

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of December 31, 2008 and 2007, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2008. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2008. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the years ended December 31, 2008 and 2007, dividend income of $308,337 and $214,290, respectively, from Anyang Petrol China were included in other income.

Note 8 – Investment Deposits

Investment deposits consisted of the following:

	December 31,	December 31,
	2008	2007
Deposit paid in connection with the establishment of Anyang
Dingran Gas Company Ltd. (“Anyang Dingran”) (a)	--	$416,176
Refundable investment deposit relating to:
- Jinan Zhongman Zhenyuan Energy Technology Company Ltd.
(“Jinan Zhongman”) (b)	--	68,450
	--	484,626
Less: Current portion	--	(68,450)

Non-current portion	--	$416,176

Notes:

(a)	Investment deposit of $443,536 represented the amount paid by the Company for the establishment of Anyang Dingran in the PRC, in which the Company will have a 34% ownership interest. Anyang Dingran will have a registered capital of RMB 8 million (equivalent to $1,065,133) and intends to engage in the development and sales of natural gas.

(b)	On March 2, 2006, one of Anyang Prosperous’ subsidiaries, Jinan Green Resource entered into an agreement with Shangdong Zhongman Natural Gas Company Limited, (“Shangdong Zhongman”) to establish Jinan Zhongman in which Jinan Green Resources would hold a 50% ownership interest.

However, Jinan Zhongman was closed down on April 23, 2008.  Pursuant to the cancellation agreement entered into between the Company and Shangdong Zhongman, the Company received the refund of deposit in May 2008.

Note 9 – Property and Equipment

Buildings, machinery and equipment consisted of the following:

	December 31,	December 31,
	2008	2007

Buildings	$225,543	$154,616
Machinery	2,652,704	2,115,142
Office equipment	286,124	279,757
Gas storage vehicles and motor vehicles	147,931	147,931
Construction in progress	1,493,214	1,167,003
	4,805,516	3,864,449
Less: Accumulated depreciation	(719,152)	(332,301)

	$4,086,364	$3,532,148

Depreciation expenses for the years ended December 31, 2008 and 2007 were $356,753 and $224,004, respectively.

Note 10 – Short Term Bank Loan

Short-term bank loan consisted of the following:

	December 31,	December 31,
	2008	2007

8.217% one-year term loan granted by Jinan Commercial Bank,
matured on January 28, 2009 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given -
by a third party entity	$733,500	--

Note 11 – Due to Related Parties

Due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 12 – Long Term Liabilities

Long-term liabilities consisted of the following:

	December 31,	December 31,
	2008	2007

Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013. secured by the Company’s
future earnings	146,700
bank deposit of $731,500 and a corporate guarantee given -

Advances from a former shareholder, unsecured, non-interest
bearing only repayable on demand after September 30, 2009		1,262,631

Advances from other third parties, unsecured, non-interest
bearing, only repayable on demand after September 30, 2009	--	6,752,074

	$146,700	$8,014,705

Note 13 – Statutory Reserve

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

Note 14 – Income Taxes

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

Note 14 – Income Taxes (continued)

The Company’s provision for income taxes consisted of:

	For the Years Ended December 31,
	2008	2007

Current – PRC	$319,523	$683,946
Deferred	50,397	47,323
	$369,920	$731,269

Note 15 – Concentration of Credit Risk

As of December 31, 2008 and 2007, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.
For the year ended December 31, 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2008 and 2007 were due from customers located in the PRC.
As of December 31, 2008, no single customer accounted for more than 10% of the company’s accounts receivable. As of December 31, 2007, five customers accounted for 43%, 20%, 11%, 6% and 4% of the accounts receivable of the Company.  There was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008 2007 respectively.

Note 16 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2008 are as follows:

Period ended December 31,
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

$4,286,942

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since
Wei Wang	41	Chief Executive Officer	June 19, 2008 to Present
Ben Wang	36	Chief Financial Officer (Current)	February 23, 2009 to Present
Shiming Yu	39	Chief Financial Officer (Former)	June 19, 2008 to February 23, 2009
Li Wang	32	Secretary of the Board	June 19, 2008 to Present

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Executive Officers

     Wei Wang, Chief Executive Officer, graduated from Henan Provincial Party School. He has worked in petrochemical industry for fifteen years. He had worked successively as the Chairman of the board in Handan, Jinan petrochemical industry and joined Anyang Top in 2007. He is in charge of the integrated business development, management and strategic planning of the company.

Ben Wang, Chief Financial Officer, earned his Ph.D. from the Department of Decisions, Risk & Operations Management at Columbia Business School in New York City, 2003. He was awarded M.E. from Tsinghua University in Beijing and B.E. in Electronic Engineering from University of Electronic Science & Technology of China in Chengdu. He is also charter holder of CFA and FRM. Most recently he serviced as Chief Financial Officer at New Oriental Energy & Chemical Corporation, and was an equity research analyst at Brean Murray Carret Co., Ltd., risk solutions consultant in Standard and Poor's.

Board of Directors

     Wei Wang, Director and Chairman of the Board, Chief Executive Officer, graduated from Henan Provincial Party School. He has worked in petrochemical industry for fifteen years. He had worked successively as the Chairman of the board in Handan, Jinan petrochemical industry and joined Anyang Top in 2007. He is in charge of the integrated business development, management and strategic planning of the company.

Li Wang, Director of the Board, Secretary, graduated from China Politics and Law University and holding dual Bachelors in Law and Literature. Ms. Wang is the president of Zhenyuan (Canada) International Holding Inc. Meanwhile, Ms. Wang has also acted as the president of Greater Montreal Sino-Canadian Business Centre since 2006. In 2003, Ms. Wang became the president assistant in Zhenyuan Group China, when she participated all oversea cooperation projects, including the cooperation with Australian Forster securities company and the establishment of long-term cooperation relationship with technical and financial companies; the management and participation in financial consultation with Canada Investpro Securities Inc.; and the reorganization of the stocks, the assets of the Chinese private enterprise according to the Canadian financial system. She previously held oversea department manager at China Century Huayu Investment Co., Ltd. (subsidiary of Zhenyuan Group) in 2002, where she managed and participated in all international cooperation projects, such as World Bank EMC project on several enterprises’ loan operation in China Beijing and Wuhan.

Shiming Yu, Director of the Board, a Chinese Certified Public Accountant, graduated from Changchun Taxation College, Industrial Accounting major. He has worked for more than six years in first-grade large state-owned chemical enterprise concerning the management of cost, investment and financing. Later, he worked as chief financial director for five years in a domestic manufacturing enterprise and also worked in a large-scale domestic accounting firm for five years in auditing. He joined Origin Obit Company in 2007 and is in charge of the integrated financial planning, management, investment and financing work of the company.

Corporate Governance Matters

Audit Committee:

Currently we do not have an audit committee or committee performing similar functions.

Compensation Committee

Currently we do not have a compensation committee or committee performing similar functions.

Nominating Committee

Currently we do not have a nominating committee or committee performing similar functions.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10&percnt; of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10 percent; shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10 percent; shareholders filed the required reports in a timely manner, except that our former directors Balthes Horst and Brenner Walter did not timely file Form 4s when they resigned from the Board of Directors and disposed of the shares of common stock they owned in the Company.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year 2008.

Summary Compensation Table

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wei Wang	Chief Executive Officer	12/31/07—12/31/08	554 per month	—	—	—	554 per month
Li Wang	Secretary	12/31/07—12/31/08	—	—	—	—	—
Shiming Yu	Chief Financial Officer	12/31/07 —12/31/08	554 per month	—	—	—	554 per month

During the fiscal year ended December 31, 2008, none of our officers had a salary and bonus greater than $100,000.

Stock-Based Compensation

During the fiscal year ended December 31, 2008, none of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2008 (all in US Dollar).

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Wei Wang	—	—	—	—	—
Li Wang	—	—	—	—	—
Shiming Yu	—	—	—	—	—

Our directors do not receive any compensation for serving as a member of the board of directors.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at fiscal year ended December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of March 31, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of Common Stock Outstanding

Executive Officers and Directors
Wei Wang	0	0
Li Wang	0	0
Shiming Yu	0	0
Ben Wang	0	0
All officers and directors as a group	0	0
5% holders
Oracular Dragon Capital Company, Ltd.	10,389,231	86.58%

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $0.00001, to Oracular Dragon, the sole shareholder of Origin Orbit in exchange for all the issued and outstanding shares of Origin Orbit. Prior to the Share Exchange Transaction, Oracular Dragon was the shareholder of 4,524,231shares of the Company’s common stock, representing a controlling ownership of our issued and outstanding shares.  Oracular Dragon acquired the 4,524,231 shares of Company from the former shareholders of the Company through the Affiliate and Non-Affiliate Stock Purchase Transactions consummated on June 19, 2008. The Share Exchange Transaction and Stock Purchase Transactions, combined together, were a series of transactions that ensured the Company to acquire 100% of the beneficial ownership interest in Origin Orbit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$72,500	Patrizio & Zhao, LLC
	$32,000	Yu and Associates CPA Corporation
2007	$7,500	Michael T. Studer, CPA, P.C.

2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Patrizio & Zhao, LLC
	$0	Yu and Associates CPA Corporation
2007	$0	Michael T. Studer, CPA, P.C.

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	No.Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd. (2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated June 30, 2008, between Company and Oracular Dragon Capital Company, Ltd. (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

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

Date: March 31, 2009	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/ Ben Wang
Ben Wang
Chief Financial Officer