Form 10-Q
period 2009-03-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2009-05-15
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of May 14, 2009.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries:

     We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation and Subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and other comprehensive income, and cash flows for the three months ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

May 11, 2009

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,442,218	$1,034,387
Accounts receivable	813,303	747,985
Inventories	668,769	709,679
Advance payments	2,791,576	2,389,907
Dividend receivable	411,394	333,508
Prepaid expenses	--	12,550
Other receivables	2,069,125	1,879,264

Total current assets:	8,196,385	7,107,280

Property, plant and equipment, net:	4,352,923	4,086,364

Other assets:
Deferred income taxes	50,328	50,397
Goodwill	60,248	60,330
Investment in non-consolidated entities	4,106,408	3,877,294
Other non current assets	5,476	5,483
Total other assets:	4,222,460	3,993,504

Total assets:	$16,771,768	$15,187,148

Liabilities and stockholders’ equity:
Current liabilities:
Short term bank loan	$439,500	$733,500
Accounts payable and accrued expenses	330,228	480,539
Trade notes payable	439,500	--
Customer advance	358,981	458,737
Due to former shareholders	1,578,481	1,580,636
Income taxes payable	61,415	48,737
Due to related parties	--	493,019
Other payables	2,369,413	269,701
Total current liabilities:	5,577,518	4,064,869

Long-term liabilities:
Long-term bank loan	146,500	146,700
Long-term payables	789	--

Total long-term liabilities	147,289	146,700

Total liabilities:	5,724,807	4,211,569

Minority interest:	247,238	213,511

Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	7,949,880	7,949,880
Statutory reserve	225,893	225,893
Retained earnings	2,223,405	2,175,342
Accumulated other comprehensive income	400,425	410,833

Total stockholders’ equity:	10,799,723	10,762,068

Total liabilities and stockholders' equity:	$16,771,768	$15,187,148

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For The Three Months Ended March 31,
	2009	2008

Revenue:	$4,005,438	$12,231,674

Cost of goods sold:	3,340,998	10,713,634

Gross profit:	664,440	1,518,040

Selling expenses:	502,477	774,497
General and administrative expenses:	170,464	181,461

Income (loss) from operations:	(8,501)	562,082

Other income (expenses):
Investment income	78,346	74,590
Finance costs, net	--	(5,175)
Interest expenses	(14,677)	--
Other income (expenses)	4,507	766
Total other income (expenses)	68,176	70,181

Income before income tax and minority Interest:	59,675	632,263

Provision for income taxes:	10,857	148,862

Income before minority interest:	48,818	483,401

Minority interest:	756	(706)

Net income:	48,062	484,107

Other comprehensive income:
Foreign currency translation adjustment	100,318	62,352

Comprehensive income:	$148,380	$546,459

Weighted average number of shares:
Basic and diluted	12,000,000	10,389,231

Earnings per share:
Basic and diluted	$0.00	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$48,062	$484,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,128	75,182
Investment Income	--	(74,590)
Minority interest	756	(706)
Changes in assets and liabilities:
Accounts receivable, net	373,188	(90,124)
Trade notes receivable	(439,530)	--
Inventories	39,945	(291,654)
Advance payments	(404,954)	--
Dividend receivable	(78,346)	--
Other receivables	(192,437)	(278,600)
Other non current assets	--	--
Prepaid expenses	12,533	--
Accounts payable and accrued expenses	(34,815)	21,754
Trade notes payable	439,530	--
Customer advances	(99,137)	--
Income taxes payable	12,745	90,477
Other payables	--	--

Total adjustments:	(314,394)	(548,261)

Net cash used in operating activities:	(266,332)	(64,154)

Cash flows from investing activities:
Acquisition of property and equipment	(328,277)	(288,473)
Proceeds from investment income	--	298,465
Settlement for acquisition of Anyang and Top	--	(3,441,226)
Investment deposit paid	(234,416)	(139,486)
Capital contributions from minority shareholders	--	14,247
Net cash used in investing activities:	(562,693)	(3,556,473)

Cash flows from financing activities:
Additional paid-in capital from shareholders	--	3,441,226
Proceeds from short-term bank loan	(293,020)	712,352
Proceeds from related party loans	(492,380)	284,551
Proceeds from other entity loans	1,990,429	--
Increase in restricted cash	--	(712,352)
Proceeds from minority interest	34,021	--
Net cash provided by financing activities:	1,239,050	3,725,777

Effect of foreign currency translation on cash	(2,194)	44,658

Net increase in cash and cash equivalents:	407,831	149,808

Cash and cash equivalents, beginning of period:	1,034,387	1,049,768

Cash and cash equivalents, end of period:	$1,442,218	$1,199,576

Supplemental disclosure information:
Interest paid	$14,677	--
Income taxes paid	$10,857	$148,862

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

China Prosperous Clean Energy Corporation (the "Company" or “CHPC”) was incorporated in the State of Nevada on March 24, 2006. On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”). The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on June 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of CHPC from the affiliate and non-affiliate shareholders of CHPC at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of CHPC, representing approximately 86.6% of CHPC’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and CHPC to be the accounting acquires. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of CHPC being condensed consolidated from the date of Share Exchange. No goodwill has been recorded.

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
As a result of these share exchange transactions and acquisitions, CHPC has become the holding company of the group comprising Origin Orbit, Anyang Prosperous and Anyang Top and their subsidiaries. The Company is principally engaged in the wholesale and retail sales of compressed natural gas and liquefied petroleum gas through its subsidiaries in the People’s Republic of China (“PRC” or “China”).

As of March 31, 2009, details of the subsidiaries of the Company are as follows:

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

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to March 31, 2009, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 as outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 95% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to March 31, 2009, Anyang Prosperous had only contributed $260,110 leaving $390,165 as outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,300,550 into the capital of Xuchang Zhenyuan. Up to March 31, 2009, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 as outstanding.

Changzhi City was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 100% ownership interest in Changzhi City, it is required to contribute $684,500 into the capital of Changzhi City. Up to March 31, 2009, Anyang Prosperous had only contributed $616,050 leaving $68,450 as outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 95% ownership interest in Linyi Prosperous, it is required to contribute $1,311,828 into the capital of Linyi Prosperous. Up to March 31, 2009, Anyang Prosperous had only contributed $262,366 leaving $1,049,462 as outstanding.

NOTE 2– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2008 and 2007.

RECLASSIFICATION

Certain amounts of December 31, 2008 were reclassified for presentation purposes.

NOTE 3 – INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2009	2008

Compressed natural gas	$107,032	$48,926
Liquefied petroleum gas	216,361	373,001
Dimethyl ether	141,609	47,421
Vehicle modification components and others	203,767	240,331

	$668,769	$709,679

NOTE 4 – DIVIDEND RECEIVABLE

Dividend receivable as of March 31, 2009 and December 31, 2008 were $411,394 and $333,508, respectively, representing income receivable from Anyang PetroChina.

NOTE 5 – DEFERRED INCOME TAXES

Deferred income tax assets of $50,328 and $50,397 as of March 31, 2009 and December 31, 2008, respectively, arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of March 31, 2009 and December 31, 2008.

NOTE 6 – GOODWILL

Balance as of March 31, 2009	$60,330
Foreign currency exchange adjustment	(82)

Adjusted balance as of March 31, 2009	$60,248

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

NOTE 7 – INVESTMENT IN NON CONSOLIDATED ENTITIES

As of March 31, 2009, available-for-sale securities consisted of the following:

Name of investees	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company	PRC	34%	Sales of crude oil, refined oil
Limited (“Anyang PetroChina”)			and LPG

Taiyuan Zhenyuan Green Resource	PRC	20%	Sales of vehicle components
Technology Development Co. Ltd.			and construction of gas
			stations

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of March 31, 2009 and 2008, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2008. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2008. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the three months ended March 31, 2009 and 2008, dividend income of $308,337 and $214,290, respectively, from Anyang Petrol China were included in other income.

Note 8 – Property and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008

Buildings	$733,305	$225,543
Machinery	2,811,927	2,652,704
Office equipment	65,323	286,124
Gas storage vehicles and motor vehicles	160,523	147,931
Construction in progress	1,356,142	1,493,214
	5,127,220	4,805,516
Less: Accumulated depreciation	(774,297)	(719,152)

	$4,352,923	$4,086,364

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $356,753 and $224,004, respectively.

NOTE 9 – SHORT TERM BANK LOAN

Short-term bank loan consists of the following:

	March 31,	December 31,
	2009	2008

8.217% one-year term loan granted by Jinan Commercial Bank,
matured on January 28, 2009 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given -
by a third party entity	$439,500	$733,500

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

NOTE 11– LONG TERM LIABILITIES

Long-term liabilities consist of the following:

	March 31,	December 31,
	2009	2008

Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013, secured by the Company’s
future earnings, bank deposit of $731,500 and a corporate	146,500	146,700
guarantee given

Advances from other third parties, unsecured, non-interest
bearing, only repayable on demand after September 30, 2009	789	--

	$147,289	$146,700

NOTE 12 – STATUTORY RESERVE

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

NOTE 13 – INCOME TAXES

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

The Company’s provision for income taxes consisted of:

	For the three months Ended March 31,
	2009	2008

Current – PRC	$10,857	$148,862
Deferred	--	--
	$10,857	$148,862

NOTE 14 – CONCENTRATION OF CREDIT RISK

As of March 31, 2009 and 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended December 31, 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2009 and 2008 were due from customers located in the PRC.

As of December 31, 2008, no single customer accounted for more than 10% of the company’s accounts receivable. As of March 31, 2009, five customers accounted for 36%, 24%, 18%, 4% and 3% of the accounts receivable of the Company.  There was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008 2007 respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese yuan (also known as the Renminbi). According to Bank of China, as of May 13, 2009, $1= 6.8235 Yuan.

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

Accounts Receivable

Accounts receivable are stated at cost, net of allowance for doubtful accounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Revenue Recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	March 31, 2009	March 31, 2008
Balance sheet items, except for paid-in capital and retained
earnings as of the end of period	US$1:RMB6.8259	US$1:RMB7.0190

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the
period	US$1:RMB6.8255	US$1:RMB7.1690

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended March 31, 2009 it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2009 and 2008.

Profit & Loss for the quarter ended March 31, 2009 and the quarter ended March 31, 2008

	For the quarter ended March 31, 2009		For the quarter ended March 31, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	4,005,438	100.00%	12,231,674	100.00%	(8,226,236)	(67.25%)

COGS	3,340,998	83.41%	10,713,634	87.59%	(7,372,636)	(68.82%)

GROSS PROFIT	664,440	16.59%	1,518,040	12.41%	(853,600)	(56.23%)

Operating Expenses	672,941	16.80%	955,958	7.82%	(283,017)	(29.61%)

Selling and distribution expenses	502,477	12.54%	774,497	6.33%	(272,020)	(35.12%)

General & administrative expenses	170,464	4.26%	181,461	1.48%	(10,997)	(6.06%)

Income from Operations	(8,501)	(0.21%)	562,082	4.60%	(570,583)	(101.51%)

Other Income (Expenses)	68,176	1.70%	70,181	0.57%	(2,005)	(2.86%)

Investment income	78,346	1.96%	74,590	0.61%	3,756	5.04%

Interest expenses	(14,677)	(0.37%)	(5,175)	(0.04%)	9,502	183.61%

Other income (expenses)	4,507	0.11%	766	0.01%	3,741	0.03%

Income before Income Taxes and Minority Interest	59,675	1.49%	632,263	5.17%	(572,588)	(90.56%)

Provision for Income Taxes	10,857	0.27%	148,862	1.22%	(138,005)	(92.71%)

Income before minority interest	48,818	1.22%	483,401	3.95%	(434,583)	(89.90%)

Minority Interest	756	0.02%	(706)	(0.01%)	1,462	(207.06%)

NET INCOME	48,062	1.20%	484,107	3.96%	(436,045)	(90.07%)

Foreign currency translation adjustment	100,318	2.50%	62,352	0.51%	37,966	60.89%

TOTAL COMPREHENSIVE INCOME	148,380	3.70%	546,459	4.47%	(398,079)	(72.85%)

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the quarter ended March 31, 2009 and for the quarter ended March 31, 2008.

REVENUES

Historical Financial Information for the quarter ended March 31, 2008 and for the quarter ended March 31, 2009 (in US Dollar):

	For the quarter ended March 31 2008	For the quarter ended March 31 2009	Change in Percentage (%)
Revenue	12,231,674	4,005,438	(67.25%)
Net (loss) income	484,107	48,062	(90.07%)
Net Income Margin	3.96%	1.20%	(69.68%)

The Company’s consolidated revenue dropped to $4,005,438 for the quarter ended March 31, 2009, a 67.25% decrease from $12,231,674 reported for the quarter ended March 31, 2008. The decrease in revenue resulted primarily from the following factors:

1)	Due to the impact of global economic crisis, some of our LPG clients began to limit or stop their production capacity, which lead to the demand drop of 59%;

2)	Along with the decrease of international crude oil price, the unit sales price of LPG dropped 42%;

3)	With the decrease of international crude oil price, part of our south coast clients started to buy the imported LPG which has relatively lower price, and caused the loss of some clients.

Our consolidated net income decreased 90.07% to $48,062 for the quarter ended March 31, 2009, as compared to $484,107 for the quarter ended March 31, 2008. This decrease was attributable to:

1)

The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased CNG purchasing costs; while at the same time, our sell price to clients didn’ t increase that much;

2)

The business model transition in Jinan city. As we gradually stopped our LPG stations operation and are planning to convert them to CNG stations; the cost of transition and the cost of running the maintenance of the company lead to the decreased income ;

3)	The increase in the costs which involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing on June 30, 2008.

Revenues Breakdown by Products for the quarter ended March 31, 2008 and for the quarter ended March 31, 2009 (in US Dollar)

Items	For the quarter ended March 31, 2008	Percentage	For the quarter ended March 31, 2009	Percentage	Change in Amount	Change In Percentage (%)
CNG retail	656,170.74	5.36%	1,003,823.51	25.06%	347,652.77	52.98%
CNG wholesale	89,875.36	0.73%	3,371.60	0.08%	(86,503.76)	(96.25%)
LPG retail	1,845,801.05	15.09%	288,144.44	7.19%	(1,557,656.61)	(84.39%)
LPG wholesale	8,840,085.51	72.27%	2,191,790.01	54.72%	(6,648,295.50)	(75.21%)
Others	799,741.34	6.54%	518,308.53	12.94%	(281,432.81)	(35.19%)
TOTAL	12,231,674	100%	4,005,438.09	100.00%	(8,226,235.91)	(67.25%)

The CNG retail for the quarter ended March 31, 2009, increased 52.98% as compared to the quarter ended March 31, 2008. This was mainly due to:

1)

National Development and Reform Commission (NDRC) issued "The Guid eline Catalog of Industrial Structure Adjustment (2007)"; New e nergy vehicle is officially encouraged in production list , where CNG/petroleum dual-fuel automobile is in its fully promoted stage by NDRC, which lead to the dramatic increase of our CNG retail business;

2)	West Jiefang Road gas station in Jiaozuo city was in operation since Jan 2009, so the company had five CNG operating gas stations at the moment, which lead to the increased CNG retail business;

3)	Changzhi City made great efforts on regulation of this industry and set a unified retail price, which let our company in Changzhi to avoid vicious competition and in a healthy operation.

Comparing to last year, LPG business fell 84.35% in retail sales and 75.21% in wholesale. This was mainly due to:

1

In 2008, both the central and local governments changed their policies from encouraging the development of LPG dual-fuel vehicles to promote CNG dual-fuel vehicles. As a result , our main customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, which pressured our existing LPG of retail sales downward;

2	The global financial crisis in 2008 endangered the China economy. S ome of our clients limited or even stopped their production capacity, which lead to the decline of our wholesale business.

“Others” decreased 35.19% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the decrease of LPG sales, the sales of DME dropped.

COST OF GOODS SOLD (COGS)

COGS for the quarter ended March 31, 2009 was $3,340,998 which is 83.41% of total revenues and represents a 68.82% decrease as compared to $10,713,634 and 87.59% of total revenues for the quarter ended March 31, 2008. The decrease in COGS as a percentage of total revenue was primarily due to: Along with the decrease of international crude oil price, the LPG purchasing cost dropped.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

GROSS MARGIN

For the quarter ended March 31, 2008 and 2009, the relevant portions of the statements of income are presented below:

	For the quarter ended March 31 2008		For the quarter ended March 31 2009		Changes
	Amount $	Percentage of Revenue	Amount $	Percentage of Revenue	Amount $	Percentage
Revenues	12,231,674	100.00%	4,005,438	100.00%	(8,226,236)	(67.25%)
COGS	10,713,634	87.59%	3,340,998	83.41%	(7,372,636)	(68.82%)
Gross Profit	1,518,040	12.41%	664,440	16.59%	(853,600)	(56.23%)

Gross Margin of major products in 2008 and 2009 (for the quarter ended March 31):

Gross Margin	2008	2009	Comparisons
TOTAL	12.41%	16.59%	4.18%
CNG Retail	25.78%	33.32%	7.54%
CNG Wholesale	35.27%	37.12%	1.85%
LPG Retail	5.88%	38.65%	32.77%
LPG Wholesale	9.83%	4.55%	(5.28%)

The gross profit margin for the quarter ended March 31, 2009 was 16.59%.

Gross profit margin of CNG retail increased, this was mainly due to:

1)	CNG retail price increased due to the increase of the domestic petroleum retail price, and caused gross margin increase.

2)

We took appropriate internal control and management measures, such as reducing trasportation cost and using “VIP client” discount, to decrease the impact of the fluctuation of purchasing price, which lead to the decrease o f purchasing cost.

Gross profit margin of LPG retail increased, this was mainly due to: Along with the decrease of international crude oil price, the purchasing cost of LPG decreased, which lead to the increase of gross margin.

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended March 31, 2008 and 2009 (net of tax, in US Dollar)

Quarter Ended March 31	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2008	725.83	643.61	0.29
2009	485.87	414.41	0.28

SELLING EXPENSES

Selling expenses for the quarter ended March 31, 2009 mainly included the salary of sales personnel and transportation cost. In the first quarter 2008, selling expenses amounted to $774,497, representing 6.33% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the first quarter 2009, the transportation cost decreased 49.63% to approximately $289,118 compared with approximately $574,030 in the same quarter 2008.

The selling expenses in 2009 decreased 35.12% as compare to $774,497 for the quarter ended March 31, 2008. The main reason is that: along with the decreased sales, the variable change such as transportation cost decreased.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended March 31, 2009, mainly included the salary and welfare of the management personnel and office related expenses, were $170,464, which accounted for 4.26% of total revenue. For the quarter ended March 31, 2008, the general and administrative expenses were $181,461, the reasons of the decrease were: along with the decreased sales, the variable costs such as travel or hospitality which associated with sales dropped.

FINANCE COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended March 31, 2009, interest expenses was $14,677 representing 0.37% of total revenue. For quarter ended March 31, 2008, it was $5,175 representing 0.04% of total revenue.

The main reason caused the increase of the $9502 interest expenses, which accounted for 183.61% of total revenue, is that the long-term loans increased this year and the related monthly interest charge caused the increased interest expenses.

OPERATING INCOME

The Company's consolidated operating income for the quarter ended March 31, 2009 decreased 101.51% to $-8,501, from $562,082 reported for the quarter ended March 31, 2008. This was mainly due to: Along with the decreased sales, the fixed costs, such as depreciation in operating expenses, decreased. But, this drop is lower than the decrease of sales, which lead to the operating income dropped dramatically.

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

OPERATING EXPENSES

Selling and distribution expenses

Selling and distribution expenses were $502,477 or 12.54% of revenues for the quarter ended March 31, 2009, as compared to $774,497, or 6.33% of revenues for the quarter ended March 31, 2008. The main reason of the decrease was: along with the decreased sales, the variable cost, such as transportation cost, decreased.

General and administrative expenses

General and administrative expenses were $170,464 or 4.26% of our revenue for the quarter ended March 31, 2009, as compared to $181,461 or 1.48% of revenues for the quarter ended March 31, 2008. The reason of the decrease was: along with the decreased sales, the variable costs, such as travel or hospitality which associated with sales, dropped.

NET INCOME

The net income for the quarter ended March 31, 2009 was $48,062 and the net income rate was 1.20%, comparing to $484,107 and 3.96% in the same quarter in 2008. The main reasons of the decrease were:

1)	Although the sales decreased, the fixed costs in general and administration expenses had not decrease that much, which caused the decrease of net profit margin;

2)	The low profit margin of the LPG wholesale business.

ACOUNT RECEIVABLE

Account receivable balance as of March 31, 2009 and December 31, 2008 was $813,303 and $747,985, respectively. The average turnover rate of account receivable is 5.1 times, or 71.6 days.

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

As of March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of approximately $1,442,218 and $1,034,387 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2009 and 2008:

Cash provided by (used in):	Three months ended March 31,2009	Three months ended March 31,2008	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	(266,332)	(64,154)	(202,178)	(315.14%)

Investing Activities	(562,693)	(3,556,473)	2,993,780	84.18%

Financing Activities	1,239,050	3,725,777	(2,486,727)	(66.74%)

Net cash flow provided by operating activities was $-266,332 in the three months ended March 31, 2009, as compared to net cash flow provided by operating activities of $-64,154 in the three months ended March 31, 2008, representing a decrease of $202,178 or 315.14%. The decrease in net cash inflows from operating activities was mainly due to:

1)	Net income decreased, and a slight loss of operation income

2)	New CNG stations were building to expand in the market, the company prepaid for the equipment according to the related contracts.

Net cash flow used in investing activities was $-562,693 for the three months ended March 31, 2009, as compared to net cash used in investing activities of $-3,556,473 for the three months ended March 31, 2008, representing an increase of $2,993,780 or 84.18%. The increase of net cash flow used in investing activities was mainly due to: offshore BVI entity acquired the mainland China entity on March, 2008.

Net cash flow provided by financing activities was $1,239,050 for the three months ended March 31, 2009 as compared to net cash provided by financing activities of $3,725,777 for the three months ended March 31, 2008, representing a decrease of $2,486,727 or 66.74%%. This is mainly due to:

1)	Increased investment by shareholder during the BVI entity’s acquisition of mainland China entity during March, 2008.

2)	Pay back some of the short-term bank loans.

We believe we have sufficient cash to continue our current business throughout 2009 due to increased sales and interest revenue. We do not believe that inflation had a significant negative impact on our results of operations during 2009.

As of March 31, 2009, our total assets were $16,771,768 and our total liabilities were $5,724,807. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.34:1.

As of December 31, 2008, our total assets were $15,187,148 and our total liabilities were $4,211,569. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.28:1.

As of March 31, 2009, cash and bank balances were $1,442,218, which accounted for 9% of total assets. The inventories as of March 31, 2009 were $668,769. For the quarter ended March 31, 2009, the company generated net cash flow of $-266,332 from operating activities whereas net cash used in investing activities was $-562,693. Net cash provided from financing activities amounted to $1,239,050. As a result, net cash increased by $407,831 for the quarter ended March 31, 2009.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

INCOME TAXES

     The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the Nevada.  Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of March 31, 2008 and thereafter.

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended March 31,
	2009	2008

Current – PRC	$10,857	$148,862

Deferred	$10,857	$148,862

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

Date: May 14, 2009	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/Ben Wang
Ben Wang
Chief Financial Officer