Form 10-Q
period 2009-06-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2009-08-14
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of August14, 2009.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

(UNAUDITED)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries:

     We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation and Subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of operations and other comprehensive income, and cash flows for the six months ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management.

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
August 11, 2009

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$921,023	$1,034,387
Accounts receivable	372,959	747,985
Inventories	729,120	709,679
Advance payments	6,152,549	2,389,907
Dividend receivable	176,480	333,508
Prepaid expenses	--	12,550
Other receivables	1,792,461	1,879,264
Total current assets:	10,144,592	7,107,280

Property, plant and equipment, net:	4,308,258	4,086,364

Other assets:
Deferred income taxes	50,328	50,397
Goodwill	60,248	60,330
Investment in non-consolidated entity	3,813,408	3,877,294
Other non-current assets	5,466	5,483
Total other assets:	3,929,450	3,993,504

Total assets:	$18,382,300	$15,187,148

Liabilities and stockholders’ equity:
Current liabilities:
Short term bank loan	$439,500	$733,500
Accounts payable and accrued expenses	467,509	480,539
Trade notes payable	439,500	--
Customer advance	633,594	458,737
Due to former shareholders	1,578,481	1,580,636
Income taxes payable	13,317	48,737
Due to related parties	--	493,019
Other payables	3,732,537	269,701
Total current liabilities:	7,304,438	4,064,869

Long-term liabilities:
Long-term bank loan	146,500	146,700
Long-term payables	24,030	--
Total long-term liabilities	170,530	146,700

Total liabilities:	7,474,968	4,211,569

Minority interest:	10,848	213,511

Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	7,949,880	7,949,880
Statutory reserve	242,821	225,893
Retained earnings	2,344,619	2,175,342
Accumulated other comprehensive income	359,044	410,833
Total stockholders’ equity:	10,896,484	10,762,068

Total liabilities and stockholders' equity:	$18,382,300	$15,187,148

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue:	$5,416,252	$13,329,820	$9,421,115	$25,539,265

Cost of goods sold:	4,673,606	12,015,812	8,014,060	22,704,963

Gross profit:	742,646	1,314,008	1,407,055	2,834,302

Selling expenses:	449,393	803,743	951,891	1,576,434
General and administrative expenses:	200,136	190,517	370,588	378,261

Income from operations:	93,117	319,748	84,576	879,607

Other income (expenses):
Investment income	78,630	76,782	156,976	151,303
Interest expense	(16,532)	(14,016)	(31,209)	(17,862)
Other income (expenses)	6,369	2,676	10,876	3,412
Total other income (expenses)	68,467	65,442	136,643	136,853

Income before income tax and minority Interest	161,584	385,190	221,219	1,016,460

Provision for income taxes:	39,861	97,839	50,707	247,378

Income before minority interest:	121,723	287,351	170,512	769,082

Minority interest:
	474	(1,618)	1,235	(2,309)
Net income:	121,249	288,969	169,277	771,391

Other comprehensive income:
Foreign currency translation adjustment	(41,380)	176,767	58,938	239,119

Comprehensive income:	$79,869	$465,736	$228,215	$1,010,510

Weighted average number of shares:
Basic and diluted	12,000,000	10,406,932	12,000,000	10,398,081

Earnings per share:
Basic and diluted	$0.01	$0.03	$0.01	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$169,277	$771,391
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	161,556	141,618
Minority interest	1,235	(2,309)
Changes in assets and liabilities:
Accounts receivable, net	374,185	(383,137)
Inventories	(20,418)	(68,499)
Advance payments	(3,767,700)	(974,244)
Dividend receivable	156,648	151,409
Other receivables	84,281	--
Other non current assets	(10)	--
Prepaid expenses	12,538	--
Accounts payable and accrued expenses	102,517	499,620
Trade notes payable	439,710	848,824
Customer advances	175,566	--
Income taxes payable	(35,370)	(519,725)
Other payables	--	465,582
Total adjustments:	(2,315,262)	159,139

Net cash provided by (used in) operating activities:	(2,145,985)	930,530

Cash flows from investing activities:
Acquisition of property and equipment	(389,130)	(616,379)
Proceeds from investment income	58,628	--
Investment deposit paid	--	70,735
Capital contributions from minority shareholders	--	14,147
Acquisition of advances from other third parties	--	(5,016,378)
Net cash used in investing activities:	(330,502)	(5,547,875)

Cash flows from financing activities:
Additional paid-in capital from shareholders	--	7,949,880
Proceeds from short-term bank loan	(293,140)	707,354
Proceeds from related party loans	(492,582)	--
Proceeds from other entity loans	3,378,271	--
Increase in restricted cash	--	(848,824)
Proceeds from minority interest	(202,468)	120
Repayment of advances from other third parties	--	(3,464,392)
Net cash provided by financing activities:	2,390,081	4,344,138

Effect of foreign currency translation on cash	(26,958)	(26,038)

Net decrease in cash and cash equivalents:	(113,364)	(299,245)

Cash and cash equivalents, beginning of period:	1,034,387	1,049,768

Cash and cash equivalents, end of period:	$921,023	$750,523

Supplemental disclosure information:
Interest paid	$31,209	$24,064
Income taxes paid	$50,707	$826,175

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

Note 1 – Organization and Description of Business

China Prosperous Clean Energy Corporation (the "Company" or “CHPC”) was incorporated in the State of Nevada on March 24, 2006. On June 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”). The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on June 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of CHPC from the affiliate and non-affiliate shareholders of CHPC at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of CHPC, representing approximately 86.6% of CHPC’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and CHPC to be the accounting acquiree. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of CHPC being condensed consolidated from the date of Share Exchange. No goodwill has been recorded.

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

As of June 30, 2009, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	100% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	100% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	100% (c) (d)	Construction of LPG and CNG station, and sales of vehicle components
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c) (d)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c) (d)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linyi Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	100% (c)	Sales of natural gas and vehicle components.

Note 1 – Organization and Description of Business (continued)

Taiyuan Zhenyuan Green Resource Technology Development Co. Ltd.	PRC	RMB10,000,000	100% (c)	Sales of vehicle components and construction of gas stations

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)

According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 95% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to June 30, 2009, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 as outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 95% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to June 30, 2009, Anyang Prosperous had only contributed $260,110 leaving $390,165 as outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,500. As Anyang Prosperous holds 95% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,301,025 into the capital of Xuchang Zhenyuan. Up to June 30, 2009, Anyang Prosperous had only contributed $808,005 leaving $493,020 as outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 95% ownership interest in Linyi Prosperous, it is required to contribute $1,311,829 into the capital of Linyi Prosperous. Up to June 30, 2009, Anyang Prosperous had only contributed $787,097 leaving $524,732 as outstanding.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

Reclassification

Certain amounts of December 31, 2008 were reclassified for presentation purposes.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2009	2008

Compressed natural gas	$77,192	$48,926
Liquefied petroleum gas	296,300	373,001
Dimethyl ether	116,033	47,421
Vehicle modification components and others	239,595	240,331

	$729,120	$709,679

Note 4 – Dividend Receivable

Dividend receivable as of June 30, 2009 and December 31, 2008 was $176,480 and $333,508, respectively, representing income receivable from Anyang PetroChina.

Note 5 – Deferred Income Taxes

Deferred income tax assets of $50,328 and $50,397 as of June 30, 2009 and December 31, 2008, respectively, arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of June 30, 2009 and December 31, 2008.

Note 6 – Goodwill

Balance as of June 30, 2009	$60,330
Foreign currency exchange adjustment	(82)

Adjusted balance as of June 30, 2009	$60,248

Note 6 – Goodwill (continued)

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of June 30, 2009, no impairment was provided on the goodwill.

Note 7 – Investment in non-consolidated entity

As of June 30, 2009, available-for-sale securities consist of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of June 30, 2009 and 2008, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until June 30, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until June 30, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2009 and 2008, dividend income of $308,337 and $156,976, respectively, from Anyang Petro China were included in other income.

Note 8 – Property and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008

Buildings	$748,834	$225,543
Machinery	2,817,522	2,652,704
Office equipment	68,656	286,124
Gas storage vehicles and motor vehicles	147,484	147,931
Construction in progress	1,405,412	1,493,214
	5,187,908	4,805,516
Less: Accumulated depreciation	(879,650)	(719,152)

	$4,308,258	$4,086,364

Note 8 – Property and Equipment

Depreciation expense for the three months ended June 30, 2009 and 2008 was $105,353 and $719,152, respectively.

Note 9 – Short Term Bank Loan

Short-term bank loan consists of the following:

	June 30,	December 31,
	2009	2008

8.217% one-year term loan granted by Jinan Commercial Bank,
maturing on January 28, 2010 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given -
by a third party entity	$439,500	$733,500

Note 10 – Due to Related Parties

Due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 11– Long Term Liabilities

Long-term liabilities consist of the following:

	June 30,	December 31,
	2009	2008

Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013, secured by the Company’s
future earnings, bank deposit of $731,500 and a corporate	146,500	146,700
guarantee given

Advances from other third parties, unsecured, non-interest
bearing, only repayable on demand after September 30, 2009	24,030	--

	$170,530	$146,700

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

The Company’s provision for income taxes consists of:

For the six months Ended June 30,
	2009	2008

Current – PRC	$ 50,707	$ 247,378
Deferred	--	--
	$ 50,707	$ 247,378

Note 14 – Concentration of Credit Risk

As of June 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2009 and December 31, 2008 were due from customers located in the PRC.

As of June 30, 2009, five customers accounted for 7.89%, 5.68%, 4.77%, 4.34% and 4.10% of the accounts receivable of the Company. As of December 31, 2008, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 15 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2009 are as follows:

Note 15 – Commitments and Contingencies (continued)

Period ended June 30,
2010	$274,757
2011	271,294
2012	246,206
2013	153,482
2014	145,334
Thereafter	323,143

$1,414,216

Capital commitment

Contracted but not provided for:
Investment in Fuyang Prosperous as disclosed in Note 1(d)	$1,095,200
Investment in Heze Prosperous as disclosed in Note 1(d)	410,700
Investment in Xuchang Zhenyuan as disclosed in Note 1(d)	547,800
Investment in Linyi Prosperous as disclosed in Note 1(d)	552,349
Purchases of fixed assets	831,320

$3,437,369

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of July 31, 2009, $1= 6.8323 Yuan.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of six months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	June 30, 2009	December 31, 2008
Balance sheet items, except for paid-in capital and retained
earnings as of the end of period	US$1:RMB6.8448	US$1:RMB6.8542

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
Amounts included in the statements of income, statements of s
tockholders’ equity and statements of cash flows for the period	US$1:RMB6.8399	US$1:RMB6.9645

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8432	US$1:RMB7.0686

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended June 30, 2009 it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months and six months ended June 30, 2009 and 2008.

Profit & Loss for the three months ended June 30, 2009 and 2008

	For the three months ended June 30, 2009		For the three months ended June 30, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	5,416,252	100.00%	13,329,820	100.00%	(7,913,568)	(59.37%)

COGS	4,673,606	86.29%	12,015,812	90,14%	(7,342,206)	(61.10%)

GROSS PROFIT	742,646	13.71%	1,314,008	9.86%	(571,362)	(43.48%)

Operating Expenses	649,529	11.99%	994,260	7.46%	(344,731)	(34.67%)

Selling and distribution expenses	449,393	8.30%	803,743	6.03%	(354,350)	(44.09%)

General & administrative expenses	200,136	3.70%	190,517	1.43%	9,619	5.05%

Income from Operations	93,117	1.72%	319,748	2.40%	(226,631)	(70.88%)

Total Other Income (Expenses)	68,467	1.26%	65,442	0.49%	3,025	4.62%

Investment income	78,630	1.45%	76,782	0.58%	1,848	2.41%

Interest expenses	(16,532)	(0.31%)	(14,016)	(0.11%)	(2,516)	17.95%

Other income (Expenses)	6,370	0.12%	2,676	0.02%	3,694	0.03%

Income before Income Taxes and Minority Interest	161,584	2.98%	385,190	2.89%	(223,605)	(58.05%)

Provision for Income Taxes	39,861	0.74%	97,839	0.73%	(57,978)	(59.26%)

Income before minority interest	121,723	2.25%	287,351	2.16%	(165,628)	(57.64%)

Minority Interest	474	0.01%	(1,618)	(0.01%)	2,092	(129.29%)

NET INCOME	121,249	2.24%	288,969	2.17%	(167,720)	(58.04%)

Foreign currency translation adjustment	(41,380)	(0.76%)	176,767	1.33%	(218,147)	(123.41%)

TOTAL COMPREHENSIVE INCOME	79,869	1.47%	465,736	3.94%	(385,867)	(82.85%)

Profit & Loss for the six months ended June 30, 2009 and 2008

	For the three months ended June 30, 2009		For the three months ended June 30, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	9,421,115	100.00%	25,539,265	100.00%	(16,118,150)	(63.11%)

COGS	8,014,060	85.06%	22,704,963	88.90%	(14,690,903)	(64.70%)

GROSS PROFIT	1,407,055	14.94%	2,834,302	11.10%	(1,427,247)	(50.36%)

Operating Expenses	1,322,479	14.04%	1,954,695	7.65%	(632,216)	(32.34%)

Selling and distribution expenses	951,891	10.10%	1,576,434	6.17%	(624,543)	(39.62%)

General & administrative expenses	370,588	3.93%	378,261	1.48%	(7,673)	(2.03%)

Income from Operations	84,576	0.90%	879,607	3.44%	(795,031)	(90.38%)

Total Other Income (Expenses)	136,643	1.45%	136,853	0.54%	(210)	(0.15%)

Investment income	156,976	1.67%	151,303	0.59%	5,673	3.75%

Interest expenses	(31,209)	(0.33%)	(17,862)	(0.07%)	(13,347)	74.72%

Other income (expenses)	10,876	0.12%	3,412	0.01%	7,464	0.03%

Income before Income Taxes and Minority Interest	221,219	2.35%	1,016,460	3.98%	(795,241)	(78.24%)

Provision for Income Taxes	50,707	0.54%	247,378	0.97%	(196,671)	(79.50%)

Income before minority interest	170,512	1.81%	769,082	3.01%	(598,570)	(77.83%)

Minority Interest	1,235	0.01%	(2,309)	(0.01%)	3,544	(153.49%)

NET INCOME	169,277	1.80%	771,391	3.02%	(602,114)	(78.06%)

Foreign currency translation adjustment	58,938	0.63%	239,119	0.94%	(180,181)	(75.35%)

TOTAL COMPREHENSIVE INCOME	228,215	2.42%	1,010,510	3.96%	(782,295)	(77.42%)

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months and six months ended June 30, 2009 and 2008.

REVENUES

Historical Financial Information for the quarter ended June 30, 2009 and for the quarter ended June 30, 2008 (in US Dollar):

	For the quarter ended June 30 2009	For the quarter ended June 30 2008	Change in Percentage (%)
Revenue	5,416,252	13,329,820	(59.37%)
Net (loss) income	121,249	288,969	(58.04%)
Net Income Margin	2.24%	2.17%	3.26%

The Company’s consolidated revenue dropped to $5,416,252 for the quarter ended June 30, 2009, a 59.37% decrease from $13,329,820 reported for the quarter ended June 30, 2008. The decrease in revenue resulted primarily from the following factors:

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

Our consolidated net income decreased 58.04% to $121,249 for the quarter ended June 30, 2009, as compared to $288,969 for the quarter ended June 30, 2008. This decrease was attributable to:

1)

The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased CNG purchasing costs; while at the same time, our sell price to clients didn’t increase that much;

2)

Affected by the national energy policy, the LPG market is gradually shrinking. The business is under model transition in Jinan city. As we gradually stopped our LPG stations operation and are planning to convert them to CNG stations; the cost of transition and the cost of running the maintenance of the company lead to the decreased income;

3)	The increase in the costs, which involved for the relevant listing activities, such as auditor fees, lawyer fees after our OTCBB listing on June 30, 2008.

Revenues Breakdown by Products for the quarter ended June 30, 2009 and for the quarter ended June 30, 2008 (in US Dollar)

Items	For the quarter ended June 30, 2009	Percentage	For the quarter ended June 30, 2008	Percentage	Change in Amount	Change In Percentage (%)
CNG retail	960,189.45	17.73%	721,613.40	5.41%	238,576.06	33.06%
CNG wholesale	1,492.74	0.03%	74,943.33	0.56%	(73,450.58)	(98.01%)
LPG retail	239,317.52	4.42%	1,890,173.54	14.18%	(1,650,856.02)	(87.34%)
LPG wholesale	3,524,736.55	65.08%	9,073,140.00	68.07%	(5,548,403.45)	(61.15%)
Others	690,516.13	12.75%	1,569,949.75	11.78%	(879,433.62)	(56.02%)
TOTAL	5,416,252.38	100.00%	13,329,820	100%	(7,913,567.62)	(59.37%)

The CNG retail for the quarter ended June 30, 2009, increased 33.06% as compared to the quarter ended June 30, 2008. This was mainly due to:

1)

National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)"; New energy vehicle is officially encouraged in production list, where CNG/petroleum dual-fuel automobile is in its fully promoted stage by NDRC, which lead to the dramatic increase of our CNG retail business;

2)	West Jiefang Road gas station in Jiaozuo city was in operation since Jan 2009, so the company had five CNG operating gas stations at the moment, which lead to the increased CNG retail business;
3)	Changzhi City made great efforts on regulation of this industry and set a unified retail price, which let our company in Changzhi to avoid vicious competition and in a healthy operation.

Comparing to last year, LPG business fell 87.34% in retail sales and 61.15% in wholesale. This was mainly due to:

1)

In 2008, both the central and local governments changed their policies from encouraging the development of LPG dual-fuel vehicles to promote CNG dual-fuel vehicles. As a result, our main customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, which pressured our existing LPG of retail sales downward;

2)	The global financial crisis in 2008 endangered the China economy. Some of our clients limited or even stopped their production capacity, which lead to the decline of our wholesale business.

“Others” decreased 56.02% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the decrease of LPG sales, the sales of DME dropped.

COST OF GOODS SOLD (COGS)

COGS for the quarter ended June 30, 2009 was $4,673,606 which is 86.29% of total revenues and represents a 61.10% decrease as compared to $12,015,812 and 90.14% of total revenues for the quarter ended June 30, 2008. The decrease in COGS as a percentage of total revenue was primarily due to:

1)	The decrease of Revenue leads to the same ration of COGS decreased ;
2)	Along with the decrease of international crude oil price, the LPG purchasing cost dropped.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

GROSS MARGIN

For the quarter ended June 30, 2008 and 2009, the relevant portions of the statements of income are presented below:

	For the quarter ended June 30 2009		For the quarter ended June 30 2008		Changes
	Amount $	Percentage of Revenue	Amount $	Percentage of Revenue	Amount $	Percentage
Revenues	5,416,252	100.00%	13,329,820	100.00%	(7,913,568)	(59.37%)
COGS	4,673,606	86.29%	12,015,812	90.14%	(7,342,206)	(61.10%)
Gross Profit	742,646	13.71%	1,314,008	9.86%	(571,362)	(43.48%)

Gross Margin of major products in 2009 and 2008 (for the quarter ended June 30):

Gross Margin	2009	2008	Comparisons
TOTAL	13.71%	9.86%	3.85%
CNG Retail	47.50%	52.70%	(5.20%)
CNG Wholesale	14.04%	6.64%	7.40%
LPG Retail	86.10%	(2.60%)	88.70%
LPG Wholesale	5.17%	5.83%	(0.66%)

The gross profit margin for the quarter ended June 30, 2009 was 13.71%.

Gross profit margin of CNG retail decreased, this was mainly due to: Along with the increasing demand in CNG, furious market competition, and the impact of the domestic petroleum retail price, CNG retail price decreased a little, which caused gross margin decreased slightly.

Gross profit margin of LPG retail increased, this was mainly due to: Along with the decrease of international crude oil price, the purchasing cost of LPG decreased, which lead to the increase of gross margin.

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended June 30, 2008 and 2009 (net of tax, in US Dollar)

Quarter Ended June 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2008	817.24	805.37	0.29
2009	427.98	426.12	0.29

SELLING EXPENSES

Selling expenses for the quarter ended June 30, 2009 mainly included the salary of sales personnel and transportation cost. In the quarter ended June 30, 2008, selling expenses amounted to $803,743, representing 6.03% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the quarter ended June 30, 2009, the transportation cost decreased 61.08% to approximately $211,126 compared with approximately $542,501 in the same quarter 2008.

The selling expenses in 2009 decreased 44.09% as compare to $803,743 for the quarter ended June 30, 2008. The main reason is that: along with the decreased sales, the variable change such as transportation cost decreased.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended June 30, 2009, mainly included the salary and welfare of the management personnel and office related expenses, were $200,136 that accounted for 3.70% of total revenue. For the quarter ended June 30, 2008, the general and administrative expenses were $190,517, almost the same as the quarter ended June 30, 2009.

OPERATING INCOME

The Company's consolidated operating income for the quarter ended June 30, 2009 decreased 70.88% to $93,117, from $319,748 reported for the quarter ended June 30, 2008. This was mainly due to: Along with the decreased sales, the fixed costs, such as depreciation in operating expenses, decreased. However, this drop is lower than the decrease of sales, which lead to the operating income dropped dramatically.

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

NET INCOME

The net income for the quarter ended June 30, 2009 was $121,249 and the net income rate was 2.24%, comparing to $288,969 and 2.17% in the same quarter in 2008. The net income rate remains almost the same for the quarter ended June 30, 2009 and 2008, the main reasons of the decrease in the net income were:

1)	Although the sales decreased, the fixed costs in general and administration expenses had not decrease that much, which caused the decrease of net profit margin;
2)	The low profit margin of the LPG wholesale business which accounted for 68% of the revenues.

ACOUNT RECEIVABLE

Account receivable balance as of June 30, 2009 and December 31, 2008 was $372,959 and $747,985, respectively. The average turnover rate of account receivable is 9.7 times.

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

As of June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of approximately $921,024 and $1,034,387 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2009 and 2008:

Cash provided by (used in):	Six months ended June 30,2009	Six months ended June 30,2008	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	(2,145,985)	930,530	(3,076,515)	(330.62%)

Investing Activities	(330,502)	(5,547,875)	5,217,373	94.04%

Financing Activities	2,390,081	4,344,138	(1,954,057)	(44.98%)

Net cash flow provided by operating activities was $-2,145,985 in the six months ended June 30, 2009, as compared to net cash flow provided by operating activities of $930,530 in the six months ended June 30, 2008, representing a decrease of $3,076,515 or 330.62%. The decrease in net cash inflows from operating activities was mainly due to:

1)	Revenue decreased, which lead to the net income decreased,
2)	New CNG stations were building to expand in the market, the company prepaid for the equipment according to the related contracts.

Net cash flow used in investing activities was $330,502 for the six months ended June 30, 2009, as compared to net cash used in investing activities of $5,547,875 for the six months ended June 30, 2008, representing a decrease of $5,217,373 or 94.04%. The decrease of net cash flow used in investing activities was mainly due to: offshore BVI entity acquired the mainland China entity on March, 2008, but there was no significant investment in second quarter.

Net cash flow provided by financing activities was $2,390,081 for the six months ended June 30, 2009 as compared to net cash provided by financing activities of $4,344,138 for the six months ended June 30, 2008, representing a decrease of $1,954,057 or 44.98% %. This is mainly due to:

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

As of June 30, 2009, our total assets were $18,382,300 and our total liabilities were $7,474,968. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.41:1.

As of December 31, 2008, our total assets were $15,187,148 and our total liabilities were $4,211,569. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.28:1.

As of June 30, 2009, cash and bank balances were $921,024, which accounted for 5.01% of total assets. The inventories as of June 30, 2009 were $729,120. For the six months ended June 30, 2009, the company generated net cash flow of $-2,145,985 from operating activities whereas net cash used in investing activities was $330,502. Net cash provided from financing activities amounted to $2,390,081. As a result, net cash decreased by $113,364 for the quarter ended June 30, 2009.
Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the Nevada.  Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of June 30, 2008 and thereafter.

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended June 30,
	2009	2008

Current – PRC	$39,861	$97,839

Deferred	0	0

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

Origin Orbit is a holding company that, on April 4,2007, acquired 100% of the capital stock of Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”) and Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”), both of which were organized under the laws of the People’s Republic of China (“PRC”). Upon the acquisition of Origin Orbit, Anyang Prosperous and Anyang Top became our subsidiaries that we own through Origin Orbit.

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

Date: August 14, 2009	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/ Ben Wang
Ben Wang
Chief Financial Officer