Form 10-Q
period 2009-09-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2009-11-12
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of November 11, 2009.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation and Subsidiaries (the “Company”) as of September 30, 2009, and the related consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2009 and 2008, and consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of China Prosperous Clean Energy Corporation and Subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
November 6, 2009

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,098,447	$1,034,387
Restricted cash	295,601	--
Accounts receivable	612,316	747,985
Inventories	1,001,138	709,679
Advance payments	6,276,814	2,389,907
Dividend receivable	255,169	333,508
Prepaid expenses	--	12,550
Other receivables	1,753,672	1,879,264
Total current assets	15,293,157	7,107,280

Property, plant and equipment, net	4,259,542	4,086,364

Other assets:
Deferred income taxes	50,397	50,397
Goodwill	60,330	60,330
Investment in non-consolidated entity	3,818,614	3,877,294
Other non-current assets	8,304	5,483
Total other assets	3,937,645	3,993,504

Total assets	$23,490,344	$15,187,148

Liabilities
Current liabilities:
Short term bank loan	$880,200	$733,500
Accounts payable and accrued expenses	572,612	480,539
Trade notes payable	73,350	--
Customer advances	962,306	458,737
Due to former shareholders	1,580,636	1,580,636
Income taxes payable	25,023	48,737
Due to related parties	--	493,019
Loans from third party	7,394,850	--
Other payables	902,068	269,701
Total current liabilities	12,391,045	4,064,869

Long-term liabilities:
Long-term bank loan	146,700	146,700
Long-term payables	23,085	--
Total long-term liabilities	169,785	146,700

Total liabilities	12,560,830	4,211,569

Equity
Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	7,949,880	7,949,880
Statutory reserve	244,767	225,893
Retained earnings	2,337,713	2,175,342
Accumulated other comprehensive income	385,881	410,833
Total stockholders’ equity	10,918,361	10,762,068

Noncontrolling interest	11,153	213,511
Total equity	10,929,514	10,975,579

Total liabilities and equity	$23,490,344	$15,187,148

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Sales	$7,443,652	$10,025,157	$16,865,037	$35,564,422

Cost of sales	6,650,337	9,026,179	14,664,584	31,731,142

Gross profit	793,315	998,978	2,200,453	3,833,280

Operating expenses:
Selling expenses	604,803	500,163	1,556,742	2,076,597
General and administrative expenses	207,839	166,354	578,450	544,615
Total operating expenses	812,642	666,517	2,135,192	2,621,212

Income (loss) from operations	(19,327)	332,461	65,261	1,212,068

Other income (expenses):
Investment income	78,400	78,698	235,386	230,001
Interest expense,net	(23,393)	(4,457)	(54,602)	(11,229)
Other income (expenses)	183	--	11,061	(13,320)
Total other income	55,190	74,241	191,845	205,452

Income before provision for income tax	35,863	406, 702	257,106	1,417,520

Provision for income taxes	24,205	82,437	74,916	329,815

Income before noncontrolling interest	11,658	324,265	182,190	1,087,705

Noncontrolling interest	(290)	134	945	2,444

Net income	11,948	324,131	181,245	1,085,261

Other comprehensive income
Foreign currency translation adjustment	26,837	213,847	(24,952)	452,966

Comprehensive income	$38,785	$537,978	$156,293	$1,538,227

Weighted average number of shares
Basic and diluted	12,000,000	10,406,932	12,000,000	10,398,081

Earnings per share
Basic and diluted	$0.00	$0.03	$0.02	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$181,245	$1,085,261
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	238,453	212,428
Noncontrolling interest	946	11,684
Changes in assets and liabilities:
Accounts receivable	135,567	(416,447)
Inventories	(291,240)	125,429
Advance payments	(3,883,992)	1,724,789
Deposit for buildings, machinery, and equipment	--	(264,338)
Other receivables	125,497	(3,471,766)
Other non-current assets	2,818	(5,949)
Prepaid expenses	12,540	3,754,304
Accounts payable and accrued expenses	92,260	(19,035)
Trade notes payable	73,295	--
Customer advances	503,191	(1,055,628)
Income taxes payable	(23,696)	(643,968)
Other payables	635,912	526,646
Total adjustments	(2,378,449)	478,149

Net cash provided by (used in) operating activities	(2,197,204)	1,563,410

Cash flows from investing activities:
Dividend receivable	78,280	(3,513)
Acquisition of property and equipment	(411,502)	(241,704)
Proceeds from investment income	58,636	--
Investment deposit paid	--	71,685
Deposit for buildings, machinery, and equipment	--	(264,338)
Due to former shareholders	--	(1,544,757)
Repayment of loans for acquisition of subsidiaries	--	(5,105,952)
Net cash used in investing activities	(274,586)	(7,088,579)

Cash flows from financing activities:
Additional paid-in capital from shareholders	--	8,018,257
Proceeds from short-term bank loan	146,590	716,850
Proceeds form shareholders	--	143,370
Proceeds from (repayments of) related party loans	(492,649)	2,757,940
Loans from third party	7,412,373	(6,491,158)
Noncontrolling interest	(202,206)	--
Net cash provided by financing activities	6,864,108	5,145,259

Effect of foreign currency translation on cash	(32,657)	261,800

Net increase (decrease) in cash and cash equivalents
and restricted cash	4,359,661	(118,110)

Cash and cash equivalents and restricted cash – beginning	1,034,387	1,049,768

Cash and cash equivalents and restricted cash – ending	$5,394,048	$931,658

Supplemental disclosure information:
Interest paid	$54,602	$22,139
Income taxes paid	$74,916	$824,931

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2009 and 2008
(Unaudited)

Note 1 – Organization and Description of Business

China Prosperous Clean Energy Corporation (the "Company" or “CHPC”) was incorporated in the State of Nevada on March 24, 2006. On June 30, 2008, the Company entered into a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”). The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on June 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of CHPC from the affiliate and non-affiliate shareholders of CHPC at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of CHPC, representing approximately 86.6% of CHPC’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and CHPC to be the accounting acquiree. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of CHPC being condensed consolidated from the date of Share Exchange. No goodwill has been recorded.

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

As of September 30, 2009, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	100% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	100% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	100% (c) (d)	Construction of LPG and CNG station, and sales of vehicle components
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c) (d)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linyi Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	100% (c) (d)	Sales of natural gas and vehicle components.

Note 1 – Organization and Description of Business (continued)

Taiyuan Zhenyuan Green Resource Technology Development Co. Ltd.	PRC	RMB10,000,000	100% (c)	Sales of vehicle components and construction of gas stations

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)

According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As Anyang Prosperous holds 100% ownership interest in Fuyang Prosperous, it is required to contribute $1,300,550 into the capital of Fuyang Prosperous. Up to September 30, 2009, Anyang Prosperous had only contributed $260,110 leaving $1,040,440 as outstanding.

Heze Prosperous was incorporated with a registered capital of $684,500. As Anyang Prosperous holds 100% ownership interest in Heze Prosperous, it is required to contribute $650,275 into the capital of Heze Prosperous. Up to September 30, 2009, Anyang Prosperous had only contributed $260,110 leaving $390,165 as outstanding.

Xuchang Zhenyuan was incorporated with a registered capital of $1,369,500. As Anyang Prosperous holds 100% ownership interest in Xuchang Zhenyuan, it is required to contribute $1,301,025 into the capital of Xuchang Zhenyuan. Up to September 30, 2009, Anyang Prosperous had only contributed $808,005 leaving $493,020 as outstanding.

Linyi Prosperous was incorporated with a registered capital of $1,380,872. As Anyang Prosperous holds 100% ownership interest in Linyi Prosperous, it is required to contribute $1,311,829 into the capital of Linyi Prosperous. Up to September 30, 2009, Anyang Prosperous had only contributed $787,097 leaving $524,732 as outstanding.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007, as not all disclosures required by generally accepted accounting principles (“GAAP”) for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

On July 1, 2009, the Company implemented the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Reclassification

Certain amounts as of December 31, 2008 were reclassified for presentation purposes.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2009	2008
Compressed natural gas	$129,304	$48,926
Liquefied petroleum gas	424,846	373,001
Dimethyl ether	40,873	47,421
Vehicle modification components and other	406,115	240,331

Total	$1,001,138	$709,679

Note 4 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances for the purchase of inventory amounted to $1,563,026 and $187,509 as of September 30, 2009 and December 31, 2008, respectively. Additionally, the advances for the purchase of equipment amounted to $4,713,788 and $2,202,398 as of September 30, 2009 and December 31, 2008, respectively.

Note 5 – Dividend Receivable

Dividend receivable as of September 30, 2009 and December 31, 2008 was $255,169 and $333,508, respectively, representing income receivable from Anyang PetroChina.

Note 6 – Other Receivables

Other receivables primarily consist of goodfaith loans bearing no interest given to third parties and payable on demand, which is a common practice in China. Other receivables outstanding as of September 30, 2009 and December 31, 2008 were $1,753,672 and $1,879,264, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008

Buildings	$749,857	$225,543
Machinery	2,822,764	2,652,704
Office equipment	69,858	286,124
Gas storage vehicles and motor vehicles	123,153	147,931
Construction in progress	1,451,695	1,493,214
	5,217,327	4,805,516
Less: Accumulated depreciation	(957,785)	(719,152)

Total	$4,259,542	$4,086,364

Depreciation expense for the three months ended September 30, 2009 and 2008 was $76,897 and $70,810, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $238,453 and $212,428, respectively.

Note 8 – Deferred Income Taxes

Deferred income tax asset of $50,397 as of September 30, 2009 and December 31, 2008 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of September 30, 2009 and December 31, 2008.

Note 9 – Goodwill

Balance as of September 30, 2009	$60,330
Foreign currency exchange adjustment	--

Adjusted balance as of September 30, 2009	$60,330

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations ”(ASC 805). As of September 30, 2009, no impairment was provided on the goodwill.

Note 10 – Investment in non-consolidated entity

As of September 30, 2009, available-for-sale securities consist of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of September 30, 2009 and 2008, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until September 30, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until September 30, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2009 and 2008, dividend income of $235,386 and $230,001, respectively, from Anyang Petro China was included in other income.

Note 11 – Short Term Bank Loan

Short-term bank loan consists of the following:

	September 30,	December 31,
	2009	2008
8.217% one-year term loan granted by Jinan Commercial Bank,
maturing on January 28, 2010 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given
by a third party entity	$--	$733,500

6.372% one-year term loan from Bank of China, maturing on
August 30, 2010 and secured by the company's property and
equipment. Interest is to be paid monthly.	880,200	--

Total	$880,200	$733,500

Note 12 – Due to Former Shareholders

Balances due to the former shareholders are mainly because of a series of mergers and acquisitions of the Company in 2008. As of September 30, 2009 and December 31, 2008, the outstanding balance due to the former shareholders was $1,580,636.

Note 13 – Loans From Third Party

As of September 30, 2009, the Company had loans from Anyang Zhenyuan Group of $7,394,850. The balance outstanding on loan obtained for the development and construction of gasoline stations amounted to $4,401,000 as of September 30, 2009. This loan is to be paid in full by August 24, 2010. Interest is to be calculated using an annual fixed interest rate of 6% and to be paid with principal at end of the term of the loan. Additionally, the balance outstanding on loan obtained for working capital needs amounted to $2,993,850. This loan is based on good-faith, unsecured, and non-interest bearing.

Note 14– Long Term Liabilities

Long-term liabilities consist of the following:

	September 30,	December 31,
	2009	2008
Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013, secured by the Company’s
future earnings.	$146,700	$146,700

Advances from other third parties, unsecured, non-interest bearing,
repayable on demand	23,085	--

Total	$169,785	$146,700

Note 15 – Statutory Reserve

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

Note 16 – Income Taxes

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of December 31, 2007 and thereafter.

The Company’s provision for income taxes consists of:

	For the nine months Ended September 30,
	2009	2008

Current – PRC	$74,916	$329,815
Deferred	--	--
Total	$74,916	$329,815

Note 17 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net earnings plus convertible preferred dividends and interest expense (after-tax) on convertible debt by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of common shares calculated for diluted EPS excludes the potential common stock that would be exercised under the options and warrants granted to officers because the inclusion of the potential shares from these options and warrants would cause an anti-dilutive effect by increasing the net earnings per share.

	Three Months Ended September 30,
	2009	2008

Net income	$11,948	$324,131

Weighted average common shares	12,000,000	10,406,932
(denominator for basic income per share)

Effect of dilutive securities	--	--

Weighted average common shares	12,000,000	10,406,932
(denominator for diluted income per share)

Basic earnings per share	$0.00	$0.03
Diluted earnings per share	$0.00	$0.03

	Nine Months Ended September 30,
	2009	2008

Net income	$181,245	$1,085,261

Weighted average common shares	12,000,000	10,398,081
(denominator for basic income per share)

Effect of dilutive securities	--	--

Weighted average common shares
(denominator for diluted income per share)	12,000,000	10,398,081

Basic earnings per share	$0.02	$0.10
Diluted earnings per share	$0.02	$0.10

Note 18 – Concentration of Credit Risk

As of September 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2009 and December 31, 2008 were due from customers located in the PRC.

As of September 30, 2009 and December 31, 2008, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 19 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2009 are as follows:

Period ended September 30,
2010	$274,757
2011	271,294
2012	246,206
2013	153,482
2014	145,334
Thereafter	323,143

Total	$1,414,216

Capital commitment

Contracted but not provided for:
Investment in Fuyang Prosperous as disclosed in Note 1(d)	$1,095,200
Investment in Heze Prosperous as disclosed in Note 1(d)	410,700
Investment in Xuchang Zhenyuan as disclosed in Note 1(d)	547,800
Investment in Linyi Prosperous as disclosed in Note 1(d)	552,349
Purchases of fixed assets	831,320

Total	$3,437,369

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to The People’s Bank of China, as of October 30, 2009, $1= 6.8281Yuan.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of nine months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

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

Goodwill

The Company accounts for acquisitions of business in accordance with SFAS No. 141 “Business Combinations” (ASC 805), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

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

Asset Impairment

(a)     Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC 825). The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" (ASC 740).  This standard requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (ASC 740). This standard prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 (ASC 740) has not resulted in any material impact on the Company’s financial position or results.

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income” (ASC 220), establishes standards for reporting and displaying comprehensive income and its components in the condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	September 30, 2009	December 31, 2008
Balance sheet items, except for paid-in capital and retained
earnings as of the end of period	US$1:RMB6.8376	US$1:RMB6.8542

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8411	US$1:RMB6.8529

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Amounts included in the statements of income, statements of
stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8425	US$1:RMB6.9989

Segment Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (ASC 280), which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the three months ended September 30, 2009 it operated in one business segment – research, development, and sales of LPG and other fuel for domestic and vehicle consumption, and in one geographical segment – China, as all of the Company’s operations were carried out in China.

Commitments and Contingencies

The Company follows SFAS No. 5, “Accounting for Contingencies” (ASC 450), in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Accounting Standard Codification ("FASB ASC") 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting prinicples in its financial statements for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (ASC 820). SFAS No. 157 (ASC 820) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS No. 157 (ASC 820) does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 (ASC 820) is effective for financial statements issued for fiscal years beginning after November 5, 2007 (the Company’s fiscal 2008). It is believed that implementation of SFAS No. 157 (ASC 820) will have little or no impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (ASC 715). SFAS No. 158 (ASC 715) requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. SFAS 158 (ASC 715) is effective for financial statements issued for fiscal years ending after December 15, 2008, and is not expected to apply to the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC 825-10), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 (ASC 825-10)  further establishes certain additional disclosure requirements. SFAS No. 159 (ASC 825-10) is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (fiscal 2008 for the Company) where earlier adoption is permitted. Management is currently evaluating the impact, if any, and timing of the adoption of SFAS No. 159 (ASC 825-10)  on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”(ASC 805), and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (ASC 810-10-45). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141R (ASC 805) and SFAS No. 160 (ASC 810-10-45)are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS No. 141R (ASC 805) and SFAS No. 160 (ASC 810-10-45) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (ASC 810-10-45), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 (ASC 810-10-45) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (ASC 815), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (ASC 944-20). This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months and nine months ended September 30, 2009 and 2008.

Profit & Loss for the three months ended September 30, 2009 and 2008

	For the three months ended September 30, 2009		For the three months ended September 30, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	7,443,652	100.00%	10,025,157	100.00%	(2,581,505)	(25.75%)

COGS	6,650,337	89.34%	9,026,179	90.04%	(2,375,842)	(26.32%)

GROSS PROFIT	793,315	10.66%	998,978	9.96%	(205,663)	(20.59%)

Operating Expenses	812,642	10.92%	666,517	6.65%	146,125	21.92%

Selling and distribution expenses	604,803	8.13%	500,163	4.99%	104,640	20.92%

General & administrative expenses	207,839	2.79%	166,354	1.66%	41,485	24.94%

Income from Operations	(19,327)	(0.26%)	332,461	3.32%	(351,788)	(105.81%)

Total Other Income (Expenses)	55,190	0.74%	74,241	0.74%	(19,051)	(25.66%)

Investment income	78,400	1.05%	78,698	0.79%	(298)	(0.38%)

Interest expenses	(23,393)	(0.31%)	(4,457)	(0.04%)	18,936	424.85%

Other income (Expenses)	183	0.00%	0	0.00%	183	100.00%

Income before Income Taxes and Minority Interest	35,863	0.48%	406,702	4.06%	(370,839)	(91.18%)

Provision for Income Taxes	24,205	0.33%	82,437	0.82%	(58,232)	(70.64%)

Income before minority interest	11,658	0.16%	324,265	3.23%	(312,608)	(96.40%)

Minority Interest	(290)	0.00%	134	0.00%	(424)	(316.42%)

NET INCOME	11,948	0.16%	324,131	3.23%	(312,184)	(96.31%)

Foreign currency translation adjustment	26,837	0.36%	213,847	2.13%	(187,010)	(87.45%)

TOTAL COMPREHENSIVE INCOME	38,785	0.52%	537,978	5.37%	(499,194)	(92.79%)

Profit & Loss for the nine months ended September 30, 2009 and 2008

	For the nine months ended September 30, 2009		For the nine months ended September 30, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	16,865,037	100.00%	35,564,422	100.00%	(18,699,385)	(52.58%)

COGS	14,664,584	86.95%	31,731,142	89.22%	(17,066,558)	(53.78%)

GROSS PROFIT	2,200,453	13.05%	3,833,280	10.78%	(1,632,827)	(42.60%)

Operating Expenses	2,135,192	12.66%	2,621,212	7.37%	(486,020)	(18.54%)

Selling and distribution expenses	1,556,742	9.23%	2,076,597	5.84%	(519,855)	(25.03%)

General & administrative expenses	578,450	3.43%	544,615	1.53%	33,835	6.21%

Income from Operations	65,261	0.39%	1,212,068	3.41%	(1,146,807)	(94.62%)

Total Other Income (Expenses)	191,845	1.14%	205,452	0.58%	(13,607)	(6.62%)

Investment income	235,386	1.40%	230,001	0.65%	5,385	2.34%

Interest expenses	(54,602)	(0.32%)	(11,229)	(0.03%)	(43,373)	386.26%

Other income (expenses)	11,061	0.07%	(13,320)	(0.04%)	24,381	(183.04%)

Income before Income Taxes and Minority Interest	257,106	1.52%	1,417,520	3.99%	(1,160,414)	(81.86%)

Provision for Income Taxes	74,916	0.44%	329,815	0.93%	(254,899)	(77.29%)

Income before minority interest	182,190	1.08%	1,087,705	3.06%	(905,515)	(83.25%)

Minority Interest	945	0.01%	2,444	0.01%	(1,499)	(61.33%)

NET INCOME	181,245	1.07%	1,085,261	3.05%	(904,016)	(83.30%)

Foreign currency translation adjustment	(24,952)	(0.15%)	452,966	1.27%	(477,918)	(105.51%)

TOTAL COMPREHENSIVE INCOME	156,293	0.93%	1,538,227	4.33%	(1,381,934)	(89.84%)

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months and nine months ended September 30, 2009 and 2008.

REVENUES

Historical Financial Information for the quarter ended September 30, 2009 and for the quarter ended September 30, 2008 (in US Dollar):

	For the quarter ended September 30 2009	For the quarter ended September 30 2008	Change in Percentage (%)
Revenue	7,443,652	10,025,157	(25.75%)
Net (loss) income	11,948	324,131	(96.31%)
Net Income Margin	0.16%	3.23%	(95.04%)

The Company’s consolidated revenue dropped to $7,443,652 for the quarter ended September 30, 2009, a 25.75% decrease from $10,025,157 reported for the quarter ended September 30, 2008. The decrease in revenue resulted primarily from the following factors:

1)	Due to the impact of global economic crisis, some of our LPG clients began to limit or stop their production capacity, which lead to the demand drop of 29.37%;

2)	Along with the decrease of international crude oil price, the unit sales price of LPG dropped 32%;

3)	Since LPG taxis has been out of market in a large number of cities, the Government has approved a lot of NG taxis, which, resulted in retail sales of liquefied petroleum gas drop 32.39%.

Our consolidated net income decreased 96.31% to $11,948 for the quarter ended September 30, 2009, as compared to $324,131 for the quarter ended September 30, 2008. This decrease was attributable to:

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

3)	The increase in the costs, which involved for the relevant listing activities, such as auditor fees, lawyer fees after our OTCBB listing on September 30, 2008.

4)	Along with the increase in loans, interest expense increased.

Revenues Breakdown by Products for the quarter ended September 30, 2009 and for the quarter ended September 30, 2008 (in US Dollar)

Items	For the quarter ended September 30, 2009	Percentage	For the quarter ended September 30, 2008	Percentage	Change in Amount	Change In Percentage (%)
CNG retail	980,738.23	13.18%	913,963.40	9.12%	66,774.83	7.31%
CNG wholesale	3,372.92	0.05%	30,596.29	0.31%	(27,223.37)	(88.98%)
LPG retail	359,106.87	4.82%	531,106.42	5.30%	(171,999.55)	(32.39%)
LPG wholesale	4,734,210.35	63.06%	6,702,447.36	66.86%	(1,968,237.01)	(29.37%)
Others	1,366,224.21	18.35%	1,847,013.53	18.42%	(480.789.32)	(26.03%)
TOTAL	7,443,652.58	100.00%	10,025,127.00	100%	(2,581,474.42)	(25.75%)

The CNG retail for the quarter ended September 30, 2009, increased 7.31% as compared to the quarter ended September 30, 2008. This was mainly due to:

1)

National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)"; New energy vehicle is officially encouraged in production list, where CNG/petroleum dual-fuel automobile is in its fully promoted stage by NDRC, which lead to the dramatic increase of our CNG retail business;

2)

West Jiefang Road gas station in Jiaozuo city was in operation since Jan 2009, and Pingdingshan station put into operation in March ,2009, so the company had six CNG operating gas stations at the moment, which lead to the increased CNG retail business;

Comparing to last year, LPG business fell 32.39% in retail sales and 29.37% in wholesale. This was mainly due to:

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

“Others” decreased 26.03% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the decrease of LPG sales, the sales of DME dropped.

COST OF GOODS SOLD (COGS)

COGS for the quarter ended September 30, 2009 was $6,650,337 which is 89.22% of total revenues and represents a 26.32% decrease as compared to $9,026,179 and 90.04% of total revenues for the quarter ended September 30, 2008. The decrease in COGS as a percentage of total revenue was primarily due to:

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

GROSS MARGIN

For the quarter ended September 30, 2008 and 2009, the relevant portions of the statements of income are presented below:

	For the quarter ended September 30 2009		For the quarter ended September 30 2008		Changes
	Amount $	Percentage of Revenue	Amount $	Percentage of Revenue	Amount $	Percentage
Revenues	7,443,652	100.00%	10,025,157	100.00%	(2,581,505)	(25.75%)
COGS	6,650,337	89.34%	9,026,179	90.04%	(2,375,842)	(26.32%)
Gross Profit	793,315	10.66%	998,978	9.96%	(205,663)	(20.59%)

Gross Margin of major products in 2009 and 2008 (for the quarter ended September 30):

Gross Margin	2009	2008	Comparisons
TOTAL	10.66%	9.96%	0.70%
CNG Retail	34.80%	35.97%	(1.17%)
CNG Wholesale	35.49%	27.32%	8.17%
LPG Retail	21.53%	11.66%	9.87%
LPG Wholesale	7.07%	8.66%	(1.59%)

The gross profit margin for the quarter ended September 30, 2009 was 10.66%.

Gross profit margin of CNG retail decreased, this was mainly due to: Along with the increasing demand in CNG, furious market competition, and the impact of the domestic petroleum retail price, CNG retail price decreased a little, which caused gross margin decreased slightly.

Gross profit margin of LPG retail increased, this was mainly due to: Along with the decrease of international crude oil price, the purchasing cost of LPG decreased, but retail price remain education as before, which lead to the great increase of gross margin.

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended September 30, 2008 and 2009 (net of tax, in US Dollar)

Quarter Ended September 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2008	750.61	710.44	0.28
2009	603.53	493.52	0.30

SELLING EXPENSES

Selling expenses for the quarter ended September 30, 2009 mainly included the salary of sales personnel and transportation cost. In the quarter ended September 30, 2009, selling expenses amounted to $604,803, representing 8.13% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the quarter ended September 30, 2009, the transportation cost increased 30.83% to approximately $348,945 compared with approximately $266,726 in the same quarter 2008.

The selling expenses in 2009 increased 20.92% as compare to $500,163 for the quarter ended September 30, 2008. The main reason is that: along with the oil price increased, the transportation cost increased.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended September 30, 2009, mainly included the salary and welfare of the management personnel and office related expenses, were $207,839 that accounted for 2.79%of total revenue. For the quarter ended September 30, 2008, the general and administrative expenses were $166,354, representing 1.66% of total revenue. The general and administrative expenses increased 24.94% comparing to last year.

OPERATING INCOME

The Company's consolidated operating income for the quarter ended September 30, 2009 decreased 105.81% to $-19,237, from $332,461 reported for the quarter ended September 30, 2008. This was mainly due to: Along with the decreased sales, the fixed costs, such as depreciation in operating expenses, decreased. However, this drop is lower than the decrease of sales, which lead to the operating income dropped dramatically.

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

NET INCOME

The net income for the quarter ended September 30, 2009 was $11,948 and the net income rate was 0.16%, comparing to $324,131 and 3.23% in the same quarter in 2008. The net income rate decreased 96.31% compared with the quarter ended September 30, 2008, the main reasons of the decrease in the net income were:

1)	Although the sales decreased, the fixed costs in general and administration expenses had not decrease that much, which caused the decrease of net profit margin;

2)	The low profit margin of the LPG wholesale business which accounted for 63% of the revenues.

ACOUNT RECEIVABLE

Account receivable balance as of September 30, 2009 and December 31, 2008 was $612,316 and $747,985, respectively. The average turnover rate of account receivable is 8 times.

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

As of September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of approximately $ 5,098,447 and $1,034,387 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008:

Cash provided by (used in):	For the nine Months Ended September 30,		Change
	2009	2008	Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	(2,197,204)	1,563,410	(3,760,614)	(240.54%)

Investing Activities	(274,586)	(7,088,579)	6,813,993	(96.13%)

Financing Activities	6,864,108	5,145,259	1,718,849	33.41%

Net cash flow used in operating activities was $2,197,204 for the nine months ended September 30, 2009, as compared to net cash flow provided by operating activities of $1,563,410 for the nine months ended September 30, 2008, representing a decrease of $3,760,614 or 240.545%. The decrease in net cash inflows from operating activities was mainly due to:

1)	Revenue decreased, which lead to the net income decreased,

2)	New CNG stations were building to expand in the market, the company prepaid for the equipment according to the related contracts.

3)	As the liquefied petroleum gas prices fluctuating, the company reduced inventory volume, thereby it affected the cash flow generated from operating activities.

Net cash flow used in investing activities was $274,586 for the nine months ended September 30, 2009, as compared to net cash used in investing activities of $7,088,579 for the nine months ended September 30, 2008, representing a decrease of $6,813,993 or 96.13%. The decrease of net cash flow used in investing activities was mainly due to: offshore BVI entity acquired the mainland China entity on March, 2008, but there was no significant investment in second quarter.

Net cash flow provided by financing activities was $6,864,108 for the nine months ended September 30, 2009 as compared to net cash provided by financing activities of $5,145,259 for the nine months ended September 30, 2008, representing an increase of $1,718,849 or 33.41%. This is mainly due to:

1)	Increased investment by shareholder during the BVI entity’s acquisition of mainland China entity during March, 2008.

2)	Some of the short-term bank loans from financial institutions.

3)	Loans from other third entities.

We believe we have sufficient cash to continue our current business throughout 2009 due to increased sales and interest revenue. We do not believe that inflation had a significant negative impact on our results of operations during 2009.

As of September 30, 2009, our total assets were $23,490,344 and our total liabilities were $12,560,830. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.54:1.

As of December 31, 2008, our total assets were $15,187,148 and our total liabilities were $4,211,569. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.28:1.

As of September 30, 2009, cash and bank balances were $5,394,048, which accounted for 23% of total assets. The inventories as of September 30, 2009 were $1,001,138. For the nine months ended September 30, 2009, the net cash used in operating activities was $ 2,197,204 whereas net cash used in investing activities was $ 274,586. Net cash provided from financing activities amounted to $6,864,108. As a result, net cash increased by $ 4,359,661 for the nine months ended September 30, 2009.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the Nevada.  Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of September 30, 2008 and thereafter.

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended September 30,
	2009	2008

Current – PRC	$24,205	$82,437

Deferred	0	0

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

ITEM 1. LEGAL PROCEEDING

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

Date: November 11, 2009	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/ Ben Wang
Ben Wang
Chief Financial Officer