Form 10-K
period 2009-12-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2010-03-30
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 
Yes    ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐          No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 29, 2010, was approximately $ 16,108. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 29, 2010, there were 12,000,000 shares of the issuer's common stock, $ 0.00001 par value per share, issued and outstanding.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Upon the acquisition, Anyang Top acquired the minority interests in the subsidiaries in Weifang, Xuchang, Linying, Heze, Fuyang, which accounts for 5% of the capital stock in 2009, respectively. Origin Orbit holds 100% of the capital stock through Anyang Top and Anyang Prosperous.

Anyang Prosperous has various ownership interests in a number of companies in PRC. Set forth below are Anyang Prosperous’ subsidiaries and associated companies and its shareholding percentage in each company:

Name of the company	Registered Capital (USD$)	Shareholding Percentage of Anyang Top	Shareholding Percentage of Anyang Prosperous
SUBSIDIARIES:
Pingdingshan City Zhenyuan Energy Technology Developing Co., Ltd.	724,343.74	-	100%
Jiaozuo City Prosperous Energy Technology Development Co., Ltd.)	724,343.74	-	100%
Fuyang Prosperous Energy Technology Development Co., Ltd.	1,448,687.49	5%	95%
Ji’nan Zhenyuan Green Resource Co. Ltd.	1,448,687,49	-	99%
Weifang Prosperous Energy Technology Development Co., Ltd.	1,448,687,49	5%	95%
Changzhi City Zhenyuan Energy Technology Development Co., Ltd.	724,343.74	-	100%
Yangquan Zhenyuan Energy Science & Technology Co., Ltd	724,343.74	-	100%
Shijiazhuang Prosperous Energy Technology Development Co., Ltd.	1,448,687.49	-	100%
Xuchang Zhenyuan Green Resource Technology Development Co., Ltd.	1,448,687.49	5%	95%
Heze Prosperous Energy Technology Development Co., Ltd.	724,343.74	5%	95%

Yantai Prosperous Energy Technology Development Co., Ltd.	72,434.37	-	100%
Hengshui Prosperous Energy Technology Development Co., Ltd	289,737.50	-	100%
Handan City Prosperous Car-used Green Resource Co., Ltd.	108,651.56	-	98%
Taiyuan Zhenyuan Green Resource Technology Development Co., Ltd.	1,448,687.49	-	100%
Jiangsu Hengrun Clean Energy Co., Ltd.	4,398,000.00	-	100%
Henan Prosperous Clean Energy Corporation	2,934,000.00	-	100%
Linying Anyang Prosperous Energy Tech Development Co., Ltd.	1,448,687.49	5%	95%
ASSOCIATED COMPANIES:
Anyang PetroChina Marketing Company Limited.	8,548,704.87	-	34%

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
(3) Wholesale of LPG and CNG.

We are currently operating 9 gas filling stations, including 6 CNG stations and 3 LPG stations. Of the 6 LPG stations, we have ceased 3 LPG stations in Jinan city due to the regional policy encouraging CNG vehicles.

In addition, we plan to construct another 11 filling stations including 1 hub (mother) station and 10 CNG filling stations. Our stations, including those under construction and planning, are located in 13 cities of 5 provinces. In order to better manage and operate these stations, we have formed 17 subsidiary companies in Shanxi, Shandong, Hebei and Anhui provinces, including Jiangsu Hengrun Clean Energy Co., Ltd., and Henan Prosperous Clean Energy Corporation which incorporated in 2009.

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

Overview of CNG/LPG Industry and Market in China

China’s rapidly growing economy causes the fast increase in demand for energy sources. China’s overall consumption of LPG was increased from 14.843 million ton in 2000 to 21.337 million ton in 2006 (data source: 2007 Chinese LPG Global Conference), growing by 7.8% per year. The overall consumption of CNG was increased from 27.7 billion cubic meters in 2000 to 63.6 billion cubic meter in 2006, growing by 14.8% per year.

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

Accompanying the stronger desire for more sustainable economic development and the heightened level of environmental consciousness, the use of CNG and LPG, which are viewed as sources of “clean energy”, has been highly encouraged by Chinese government. PRC’s 11th Five-Year Plan called for the strategic planning on the development of natural gas industry. It is predicated that China’s demand for LPG will continue to grow at the rate of 9.3% annually and reaches 30.5 million ton in year 2010. The domestic production of LPG products is anticipated to reach approximately 20 million ton which is still 10 million ton in short of demand. The demand for CNG will grow at 12% per year and will reach 100 billion cubic meters in year 2010.

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

Chinese Market for Clean Energy-Powered Vehicles

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

Our Main Customers and Suppliers

As stated above, our primary operations include: (1) retail sales of CNG and operation of CNG filling stations; (2) retail sales of LPG and operation of LPG filling stations and (3) wholesale of LPG and CNG.

The customers of our retail CNG/LPG filling stations are the CNG and LPG powered vehicles and hybrid powered vehicles.

The main customers of our LPG and CNG wholesale business are LPG/CNG retailers.

The following table lists the main customers of our LPG/CNG wholesale business, as of December 31, 2009 (in US Dollar):

Name of Client	2009
Zhenyuan Gas Company Ltd. of Anyang	2,369,027
Wuhan Wumei Panva Gas Company Ltd.	1,742,052
Xinyang Xingran LPG Company Ltd.	801,891
Anyang Public Transportation Corporation	641,920
Liuzhou railway Service Corporation	457,870
China Wanxiang Corporation of Xuchang	368,060
Qingdao Chuangda Energy Company Ltd.	203,664
Guangzhou Rongxin Gas Company Ltd.	170,994
Xinyang Hudong Gas Company Ltd.	128,407
Anyang Iron and Steel Group subsidiary Company Ltd.	124,317
Total	7,008,202

We had contractual relationship with a number of large and medium-scaled petroleum and chemical companies which secured the stable supply for our CNG and LPG. The price of natural gas is strictly controlled by the government and has remained stable comparing to petroleum over the past 3 years. We do not expect any difficulty in continuing to renew our supply contracts during the next 12 months.

The following table lists the main suppliers of our CNG and LPG (in US Dollar):

Name of Supplier	2009
China Petroleum & Chemical Corporation, Shijiazhuang Refining-Chemical company	4,588,586
LPG Branch of PetroChina Kunlun Gas Ltd	3,432,763
Jia Neng Energy Development Ltd. of Anyang	2,276,863
Peng Ye Trading Co., Ltd. of Shijiazhuang	1,169,666
Yanchang New Energy Co., Ltd. of Shaanxi	1,120,049
Hua Xin Natural Gas Development Co., Ltd. of Handan	653,168
Zhongyuan Green Energy Hi-Tech Co., Ltd.of Henan	523,878
Ancai Hi-Tech Co., Ltd. of Henan	349,945
Hualong Petrochemical Co., Ltd. of Huojia County	304,221
Blue Flame CBM Co., Ltd. of Qinshui	210,794
Total	14,626,933

Our Competitors

The main competitors of our CNG and LPG retail business include Xin’Ao Gas Corporation, Xi’an Xilan CNG Co, Ltd., Sino Gas Group and Zhengzhou Gas Co.

Xin’Ao Gas Co., listed on Hong Kong Stock Exchange, is currently our strongest competitor.  As of 2008, it has constructed and operated 98 natural gas filling stations located in a number of provinces and regions nationwide, such as Beijing, Guangdong, Guangxi, Hebei, Henan, Anhui, and Hunan, etc.

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

Standards for the design and construction of filling stations must conform to GB50156-2202 and technology standard BJJ84-2000.

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

Transportation and Turnover Volume Capability

We have five LPG storage cans, each with 1,000 cubic meter storage capacity and the annual total turnover volume can reach 65,000 tons.

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

Intellectual Property

We do not own any intellectual property rights except for the following trademarks pending registration:

Trade mark	Class	Application No.	Application date	Acceptance date
神州万象 (word)	1	5843576	Jan 12, 2007	Jul 17, 2007
神州万象 (word)	4	5843563	Jan 12, 2007	Jul 19, 2007
神州万象 (word)	6	5843582	Jan 12, 2007	Jul 19, 2007
神州万象 (word)	11	5843581	Jan 12, 2007	Jul 19, 2007
神州万象 (word)	35	5843577	Jan 12, 2007	Jul 26, 2007
神州万象 (word)	36	5843575	Jan 12, 2007	Aug 14, 2007
神州万象 (word)	37	5843568	Jan 12, 2007	Jun 26, 2007
神州万象 (word)	39	5843569	Jan 12, 2007	Aug 14, 2007
神州万象 (word)	40	5843570	Jan 12, 2007	Jun 19, 2007
神州万象 (word)	41	5843571	Jan 12, 2007	Jun 19, 2007

神州万象 (word)	42	5843578	Jan 12, 2007	Aug 14, 2007
神州万象 (figure & word)	1	6107239	Jun 13, 2007	Sep 18, 2007
神州万象 (figure & word)	4	6107238	Jun 13, 2007	Sep 18, 2007
神州万象 (figure & word)	6	6107237	Jun 13, 2007	Sep 18, 2007
神州万象 (figure & word)	11	6107236	Jun 13, 2007	Sep 18, 2007
神州万象 (figure & word)	35	6107235	Jun 13, 2007	Sep 18, 2007
神州万象 (figure & word)	34	6107234	Jun 13, 2007	Sep 18, 2007

Employees

We have in total 260 staff at present, over 10% of them have Bachelor or higher degree and many are experts and technicians specialized in different areas. We have not experienced any industrial actions and we have excellent relationships with our employees. We are not a party to any collective bargaining agreements.

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

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the RMB and the United States dollar was 6.8166RMB to every one USD.

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

Risks Related to Corporate and Stock Matters

Risks related to our common stock

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

—	Actual or anticipated fluctuations in our quarterly operating results,
—	Announcements of new services by us or our competitors,
—	Changes in financial estimates by securities analysts,
—	Conditions in the energy recycling and saving services market,
—	Changes in the economic performance or market valuations of other companies involved in the same industry,
—	Announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
—	Additions or departures of key personnel,
—	Potential litigation, or
—	Conditions in the market.

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

Neither during the preceding two fiscal years nor during the year ended December 31, 2009, did we pay dividends or make other cash distributions on our common stock, nor do we expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

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

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

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

Land leased by Anyang Prosperous:

GAS STATION
Location	Area (Square Meter)	Period	Rental (US Dollar)
South Xinnanhuan Road, Pingdingshan City, Henan Province (Xinnanhuan Road Gas Station)	5 Mu (3335 square meter)	Sep 20, 2006 – Sep 20, 2021	4,243.28 per year

North Zhonghuan Road, Anyang City , Henan Province (Nanzhonghuan Road Gas Station)	10 Mu (6667 square meter)	Aug 11, 2008 – Nov 22, 2020	9,759.55 per year

South Airport Road, Anyang City, Henan Province (South Airport Road Gas Station)	N/A	Aug 01, 2007 – Jul 30, 2017	21,216.41 per year

Mid East Zhonghuan Road, Anyang City, Henan Province (ZhongHua Road Gas Station)	4 Mu (2668 square meter)	Apr 10, 2006 – Apr 10, 2011	19,094.77 per year

Henan Wanli Group, West Passenger Gas Station, Anyang City, Henan Province	N/A	Jun 01, 2007 – Jun 01, 2017	19,094.77 per year

Mid Anlin Avenue, Anyang City, Henan Province (Public Transportation Gas Station)	N/A	Dec 01, 2005 – Nov 30, 2014	10,870.58 per year

Hanshan District, Handan City, Hebei Province (Hanshan Gas Station )	N/A	Feb 25, 2005 – Feb 24, 2011	16,973.13 per year

Changzi Gate, Changzhi city, Shangxi Province (Changzi Gate Gas station)	N/A	Jun 01, 2010 – May 31, 2011	7,072.14 per year

Beihuan Road, Xuchang City, Henan Province (Beihuan Gas Station)	N/A	Sep 15, 2008 – Sep 15, 2018	8,486.56 per year

Wenfeng Road, Xuchang City, Henan Province (Wenfeng Gas station)	N/A	Mar 01, 2009 – Feb 28, 2021	12,729.84 per year

Feng Jia Zhuang, Yangquan City, Shanxi Province (Yangquan Gas Station)	N/A	Aug 01, 2006 – Jul 31, 2011	6,364.92 per year

Linying city, Henan Province,(Linying Hub Gas Station)	N/A	Apr 01, 2008 – Dec 31, 2023	7,072.14 per year

West Jiefang Road, Jiaozuo City, Henan Province (Jiefang Road Gas Station)	N/A	Aug 01, 2008 – Jul 31, 2028	14,144.27 per year

Changsong Road, Wefang city, Shandong Province (Changsong Road Gas Station)	N/A	May 01, 2007 – Apr 30, 2017	18,387.55 per year

North Qinghe Road, Jinan City, Shandong Province (Huangtai Gas Station)	N/A	Apr 01, 2006 – Sep 20, 2013	11,315.42 per year

Jiqi Road, Jinan City, Shangdong Province (Jiqi Gas Station)	N/A	Sep 02, 2004 – Sep 01, 2009	11,315.42 per year

Houses and spaces:

We do not own any house title. We rent spaces for our business operation. Details about the spaces we rent for our business are listed below:

Houses rented by Anyang Prosperous:

Office
Location 地点	Area (Square Meter)	Period	Rental (US Dollar)
Hanshan District, Handan City, Hebei Province (Hanshan Gas Station Office)	N/A	Feb 01, 2009 – Jan 31, 2010	1,527.58 per year

Feng Jia Zhuang, Yangquan City, Shanxi Province (Yangquan Gas Station Office)	N/A	Aug 1, 2007 – Jul 31, 2017	707.21 per year

Linying city, Henan Province (Linying Hub Gas Station Office)	N/A	Apr 10, 2008 – Apr 09, 2011	282.89 per year

Changsong Road, Weifang city, Shandong Province (Changsong Road Gas Station Office)	N/A	May 21, 2009 –May 20, 2010	1,188.12 pear year

South Pin’an Street, Qiaodong District, Shijiazhuang City, Hebei Province	N/A	Aug 01, 2007 – Aug 01, 2008	9,358.56 per year

South Zhonghua Street, Qiaoxi District, Shijiazhuang City, Hebei Province (Shijiazhuang Office, new)	N/A	Mar 01,2008 – Feb 28, 2013	28,288.54 per year

Jingqi Road, Huaiyin District, Jinan City, Shandong Province	N/A	Oct 16, 2007 – Oct 16, 2009	8,486.56 per year

House rented by Anyang Top:

Location	Area (Square Meter)	Period	Rental (US Dollar)
Xiliang Village, Anyang, Henan Province	N/A (17 rooms)	Mar 01, 2007 – Mar 01, 2017	14,144.27 per year

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was currently listed on the Over-the-Counter Bulletin Board under the symbol "CHPC" and our current fiscal year end is December 31. The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period for 2009 and 2008 based upon reports of transactions on the OTC Bulletin Board. The source of this information is the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.01	$0.01
Third Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
First Quarter	$1.01	$1.01
FISCAL YEAR ENDED DECEMBER 31, 2008:
Fourth Quarter	$1.01	$1.01
Third Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
First Quarter	$0	$0

As of December 31, 2009, there were 7 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2009.

Recent Sales of Unregistered Securities

The following securities were issued within fiscal year 2008 and the subsequent interim period and were not registered under the Securities Act of 1933.

On June 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $75,000.  Also on June 19, 2008, a group of non-

Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $271,586. As the result, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

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

On October 14, 2008, we changed our legal name from “Acropolis Precious Metals, Inc.” to “China Prosperous Clean Energy Corporation”.

ITEM 6.SELECTED FINANCIAL DATA
Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Value Measurement and Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.”  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

	December 31, 2009	December 31, 2008
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	US$1:RMB6.8166	US$1:RMB6.8542

Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8208	US$1:RMB6.96225

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

Segment Information

SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company has re-evaluated the structure of its organization and has determined, based on the requirements of SFAS 131, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

1. Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;

2. Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and

3. Wholesale of CNG and LPG

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

Recent Accounting Pronouncements

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. Zhongte, Beiwei and Beichen adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the year ended December 31, 2009 and 2008.

Profit & Loss for the year ended December 31, 2009 and 2008.

	For the year ended December 31, 2009		For the year ended December 31, 2008		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
REVENUES	23,784,437	100%	41,661,322	100.00%	(17,876,885)	(42.91%)

COGS	20,894,107	87.85%	37,085,144	89.02%	(16,191,037)	(43.66%)

GROSS PROFIT	2,890,330	12.15%	4,576,178	10.98%	(1,685,848)	(36.84%)

Operating Expenses	3,154,632	13.26%	3,419,987	8.21%	(265,356)	(7.76%)

Selling and distribution expenses	2,037,586	8.57%	2,544,350	6.11%	(506,764)	(19.92%)

General & administrative expenses	1,117,045	4.70%	875,637	2.10%	241,408	27.57%

Income from Operations	(264,301)	（1.11%）	1,156,191	2.78%	(1,420,492)	(122.86%)

Total Other Income (Expenses)	155,733	0.65%	263,648	0.63%	(107,916)	(40.93%)

Investment income	313,709	1.32%	308,337	0.74%	5,372	1.74%

Interest expenses	(88,444)	（0.37%）	(34,931)	(0.08%)	(53,513)	153.20%

Other income (Expenses)	(69,532)	（0.29%）	(9,758)	(0.02%)	(59,774)	612.56%

Income before Income Taxes and Minority Interest	(108,568)	（0.46%）	1,419,839	3.41%	(1,582,407)	(107.65%)

Provision for Income Taxes	136,696	（0.57%）	369,920	0.89%	(233,224)	(63.05%)

Income before minority interest	(245,264)	（1.03%）	1,049,919	2.52%	（1,295,183)	(123.36%)

Minority Interest	(1,874)	0.01%	(3,899)	(0.01%)	(2,025)	(51.94%)

NET INCOME	(247,138)	（1.04%）	1,053,818	2.53%	(1,300,956)	123.45%

Foreign currency translation adjustment	（1,611）	0.46%	372,194	0.89%	(373,805)	(100.43%)

TOTAL COMPREHENSIVE INCOME	(248,749)	（0.58%）	1,426,012	3.42%	(1,674,761)	(117.44%)

The Company’s consolidated revenue dropped to $23,784,437 for the year ended December 31, 2009, a 42.91% decrease from $41,661,322 reported for the year ended December 31, 2008. The decrease in revenue resulted primarily from the following factors:

(a)     Due to the impact of global economic crisis, some of our LPG clients began to limit or stop their production capacity,  such as Guangming Gas Corporation of Guangzhou, Tianyuan Gas Corporation of Shuiye, Foshan Gas Company of Guangdong, etc, which led to the demand drop by 48.44%;
(b)       Along with the decrease of international crude oil price, the unit sales price of LPG dropped by 32%;
(c)       Since LPG tax cabs has been out of market in a large number of cities, the Government has approved a lot of CNG taxis, which, resulted in retail sales of liquefied petroleum gas drop by 65.03%.

Our consolidated net income decreased by 123.45% to $(247,138) for the year ended December 31, 2009, as compared to $1,053,818 for the year ended December 31, 2008. This decrease was attributable to:

1）
The decrease in sales revenue; Due to the impact of global economic crisis, the wholesale of LPG dropped by 48.44%; Along with the decrease of international crude oil price, the unit sales price of LPG dropped by 32%;

2)	The increase in the costs
a. Affected by the national energy policy, the LPG market is gradually shrinking. The business is under transition in Jinan city. Therefore, we gradually stopped our LPG stations operation and are planning to convert them into CNG stations; the cost of transition and maintenance of the company led to the decreased income;
b. which involved the relevant listing activities, such as audit fees, legal fees after our OTCBB listing on September 30, 2008.
c. Along with the increase in loans, interest expense increased.

Taking all these factors into consideration, our consolidated net income decreased by 123.45% for the year ended December 31, 2009.

Revenues Breakdown by Products for the year ended December 31, 2009 and 2008:
Items	For the year ended December 31, 2009	Percentage	For the year ended December 31, 2008	Percentage	Change in Amount	Change In Percentage (%)
CNG retail	3,938,599	16.56%	3,190,609	7.66%	747,990	23.44%
LPG retail	947,065	3.98%	2,708,421	6.50%	(1,761,355)	(65.03%)
CNG /LPG wholesale	17,904,095	75.28%	34,725,063	83.35%	(16,820,968)	(48.44%)
Others	994,678	4.18%	1,037,229	2.49%	(42,551)	(4.10%)
TOTAL	23,784,437	100%	41,661,322	100%

The revenue from CNG retail for the year ended December 31, 2009, increased by 23.44% as compared to that for the year ended December 31, 2008. This was mainly due to:

1)
National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)". New energy vehicle is officially encouraged in production list, where CNG/petroleum dual-fuel automobile is in its fully promoted stage by NDRC, which led to the dramatic increase of our CNG retail business;

2)
West Jiefang Road gas station in Jiaozuo city was put into operation since Jan 2009, and Pingdingshan station was put into operation in March, 2009 and as such, the Company has six CNG operating gas stations at the moment, which led to the increase in CNG retail;

Comparing to last year, LPG business fell by 65.03% in retail sales, CNG/LPG business fell by 48.44% in wholesale. The decrease was mainly due to:

1)
In 2008, both the central and local governments changed their policies from encouraging the development of LPG dual-fuel vehicles to promote CNG dual-fuel vehicles. As a result, our main customers, tax cabs and city buses, have been converted to CNG dual-fuel vehicles, which pressured our existing LPG of retail sales downward;

2)	The global financial crisis in 2008 adversely impacted the Chinese economy. Some of our clients limited or even
3)	stopped their production capacity, which led to the decline in our wholesale business.

“Others” decreased by 4.10% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the decrease of LPG sales, the sales of DME dropped.

COST OF GOODS SOLD (COGS)

COGS for the year ended December 31, 2009 was $20,894,107 which is 87.85% of total revenues and represents a 43.66% decrease as compared to $37,085,144 and 89.02% of total revenues for the year ended December 31, 2008. The decrease in COGS as a percentage of total revenue was primarily due to:

1)	The decrease of Revenue led to the same ratio of COGS decreased ;
2)	Along with the decrease of international crude oil price, the LPG purchasing cost dropped.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS. These measures includes: centralized purchasing to obtain lower prices of raw materials, maintaining long-term stable cooperative relations with the existing gas source suppliers, increasing the development of new gas suppliers; to solving gas supply problems and reduce the cost of sales by the way of joint venture and self-built CNG mother stations,  to reduce fluctuations in the COGS.

GROSS MARGIN

Gross Margin of major products for the year ended December 31, 2009 and 2008:

Gross Margin	2009	2008	Comparisons
TOTAL	12.15%	10.98%	1.17%
CNG Retail	28.61%	32.46%	(3.85%)
LPG Retail	29.64%	5.34%	24.30%
CNG/LPG Wholesale	5.50%	6.23%	(0.73%)

Gross profit margin of CNG retail decreased, which was mainly because: along with the increasing demand in CNG, furious market competition, and the impact of the domestic petroleum retail price, CNG retail price decreased slightly, which caused the corresponding slight gross margin decrease.

Gross profit margin of LPG retail increased, which was mainly because: along with the decrease of international crude oil price, the purchasing cost of LPG decreased, but retail price remain stable as before, which led to the great increase of gross margin.

Raw Material Procurement

We were able to maintain relatively low purchase price even during the strong fluctuation of LPG price.

Average Price of Raw Material for the year ended December 31, 2008 and 2009 (net of tax)

For the year ended December 31,	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2008	722.39	673.17	0.28
2009	561.88	455.88	0.31

SELLING AND DISTRIBUTION EXPENSES

Selling expenses for the year ended December 31, 2009 mainly included the salary of sales personnel and transportation cost. For the year ended December 31, 2009, selling expenses amounted to $2,037,586, representing 8.57% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The selling expenses in 2009 decreased by 19.92% as compare to $2,544,350 for the year ended December 31, 2008. For the year ended December 31, 2009, the transportation cost decreased by 31.58% to approximately $1,060,698 compared with approximately $1, 550,300 in 2008.

The main reason was that along with the sales decreased, the transportation cost decreased. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the year ended December 31, 2009, mainly included the salary and welfare of the management personnel and office related expenses. The total of $1,117,046 represented 4.70% of total revenue.The main reason is that: although the sales decreased, the fixed costs such as salary, welfare and office related expenses did not decrease.

FINANCE COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For fiscal year 2009, it was $88,444 representing 0.37% of total revenue. For fiscal year 2008, it was $34,931 representing 0.08% of total revenue. As of December 31, 2009, Origin Orbit did not borrow money from any financial institution in China.

The reason for the increase was that Anyang Prosperous, as one of its subsidiaries took a one-year loan of $440,110 from Bank of China in Anyang with an interest rate of 6.372%. It was mainly used for working capital in the normal operation of the company, and it will solve the company's temporary funding requirements for purchasing of goods. The loan will make the company's cash flow more flexible, as well as providing sufficient funds to carry out more activities.

OPERATING INCOME

The Company's consolidated operating income for the year ended December 31, 2009 decreased by 122.86% to ($264,301) from $1,156,191 reported for the year ended December 31, 2008. This was mainly due to:

1) The business of LPG retails was shrinking as a result of the global financial crisis, which led to the decline of our revenue.
2) The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to an increase in CNG purchasing cost compared with 2008;
3) Operating expense stayed consistent from period to period.

We are positive about the future increase in the operating income as we will continue building new CNG filling stations as further revenue source, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in cost of goods sold, increase of sales and expanding market share. Thus while management expects this factor to favorably benefit gross and operating income, we also anticipate that further improvements in the internal management, enhance the management efficiency and reducing management costs, that will also improve margins.

We are positive about the future increase in the net income as it will benefit from:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station will be completed and put into operation in June 2010,  the second gas station  in Changzhi is being in approval, which will be built up by the end of 2010;

b)
Prudent cost controls on both the production and operating components of our business. Through the measures of centralized purchasing to obtain lower prices of raw materials; to maintain long-term stable cooperative relations with the existing gas source supplier; to increase the development of new gas source suppliers; to solve gas supply problems and reduce cost of sales by the way of equity participation and self-built CNG mother station, so as to reduce fluctuations in the COGS;

c)
We are also looking forward to reorganization and optimization of existing management processes, improvement of internal management, increase of management efficiency and reduction of administrative costs, which led to the increase of our profits.

NET INCOME

The net income for the year ended December 31, 2009 was ($247,138) or (1.04%) of revenues, comparing to $1,053,818 and 2.53% for the year ended December 31, 2008. The net income decreased by123.45% compared with 2008. The main reasons of the decrease in the net income were:

1)	Although the sales decreased, the fixed costs in general and administration expenses remained consistent , which caused the decrease of profit margin;
2)	The low profit margin of the LPG wholesale business which accounted for 75.28% of the revenues.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity had been cash generated from operations. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are non-significant.
Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. If our current cash and cash equivalents and cash generated from operations will not satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan. We believe we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may choose to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of December 31, 2009 and 2008, the Company had cash and cash equivalents of approximately $ 989,427 and $1,034,387 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities for the year ended December 31, 2009 and 2008:

Cash provided by (used in):	for the year ended December 31,		Change
	2009	2008	Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	(4,609,569)	2,290,961	（6,900,530）	(301.21%)

Investing Activities	(8,036,167)	(3,577,333)	（4,458,834）	124.64%

Financing Activities	12,608,405	1,081,558	11,526,847	1065.76%

Net cash flow used in operating activities was (4,609,569) for the year ended December 31, 2009, as compared to net cash flow provided by operating activities of $2,290,961 for the year ended December 31,2008, representing a decrease of $6,900,530 or 301.21%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers; increase the development of new gas suppliers; to solve gas supply problems and reduce cost of sales by the way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COGS; so that cash flow used in operating activities will meet our liquidity requirements.
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

Net cash flow used in investing activities was ($8,036,167) for the year ended December 31, 2009, as compared to net cash used in investing activities of ($3,577,333) for the year ended December 31, 2008, representing an increase of $4,458,834 or 124.64%. The increase of net cash flow used in investing activities was mainly due to: On December 9, 2009, Anyang Prosperous acquired 15% of the shares Henan Ancai Energy Co., Ltd. through a public auction and paid 5, 478,816 to Henan Zhen Ye Auction Co., Ltd. equivalent to the auction price as investment deposit on December 14, 2009.

Net cash flow provided by financing activities was $12,608,405 for the year ended December 31, 2009 as compared to net cash provided by financing activities of $1,081,558 for the year ended December 31, 2008, representing an increase of $11,526,847 or 1065.76%. This is mainly due to increased borrowing of the short-term bank loans from financial institutions and loans from other third entities.

We do not believe that inflation had a significant negative impact on our results of operations.

As of December 31, 2009, our total assets were $28,308,333 and our total liabilities were $17,780,019. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.63:1.

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

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. Meanwhile, according to Rule 28 of New CIT Law, income tax of small low-profit enterprises is subject to the reduced rate of 20%. Changzhi Company as one of the Company’s subsidiaries meets the conditions of small low-profit enterprises, so Changzhi Company’s income tax rate of 20% in 2009.The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of December 31, 2007 and thereafter.

The Company’s provision for income taxes consists of:

	For the Years Ended December 31,
	2009	2008
Computed tax @ statutory rate of 25%
($(146,985)*25% and $1, 419,839*25% for December 31, 2009
and 2008, respectively)	$(36,746)	$354,960

Computed tax @ statutory rate of 20%
($38,417*20% and $-0-*20% for December 31, 2009
and 2008, respectively)	7,683	-

Loss carryforward	-	(7,528)
Non taxable loss (income)	78,427	(77,269)
Tax catch up for 2007	-	3,639
Overpaid tax carryforward from 2008	1,101	-
Current year losses	86,231	96,118

Total provision for income taxes	$136,696	$369,920

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets
Consolidated Statements of operations and Comprehensive Income (loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Prosperous Clean Energy Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Prosperous Clean Energy Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 25, 2010

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$694,620	$1,034,387
Restricted cash	294,807	-
Accounts receivable	360,581	747,985
Inventories	553,187	709,679
Advance payments	15,284,156	2,389,907
Dividend receivable	333,508	333,508
Prepaid expenses	-	12,550
Other receivables	2,300,314	1,879,264
Total current assets	19,821,173	7,107,280

Property, plant and equipment, net	4,541,763	4,086,364

Other assets:
Deferred income taxes	50,397	50,397
Goodwill	60,330	60,330
Investment in non-consolidated entity	3,818,615	3,877,294
Other non-current assets	16,055	5,483
Total other assets	3,945,397	3,993,504

Total assets	$28,308,333	$15,187,148

Liabilities
Current liabilities:
Short-term bank loan	$880,200	$733,500
Accounts payable and accrued expenses	833,375	480,539
Trade notes payable	586,800	-
Customer advances	233,486	458,737
Due to former shareholders	1,580,636	1,580,636
Income taxes payable	64,418	48,737
Due to related parties	-	493,019
Loans from third party	13,300,170	-
Other current liabilities	154,233	269,701
Total current liabilities	17,633,318	4,064,869

Long-term liabilities:
Long-term bank loan	146,700	146,700
Total long-term liabilities	146,700	146,700

Total liabilities	17,780,018	4,211,569
Equity
Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	8,055,262	8,055,262
Statutory reserve	260,836	225,893
Retained earnings	1,787,879	2,069,960
Accumulated other comprehensive income	409,222	410,833
Total stockholders’ equity	10,513,319	10,762,068

Noncontrolling interest	14,996	213,511

Total equity	10,528,315	10,975,579

Total liabilities and equity	$28,308,333	$15,187,148

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (loss)

	For the Years Ended December 31,
	2009	2008

Sales	$23,784,437	$41,661,322

Cost of sales	20,894,107	37,085,144

Gross profit	2,890,330	4,576,178

Operating expenses:
Selling expenses	2,037,586	2,544,350
General and administrative expenses	1,117,045	875,637
Total operating expenses	3,154,631	3,419,987

Income (loss) from operations	(264,301)	1,156,191

Other income (expenses):
Investment income	313,709	308,337
Interest expense, net	(88,444)	(34,931)
Other expenses	(69,532)	(9,758)
Total other income	155,733	263,648

Income (loss) before provision for income tax	(108,568)	1,419,839

Provision for income taxes	136,696	369,920

Income before noncontrolling interest	(245,264)	1,049,919

Noncontrolling interest	1,874	(3,899)

Net income (loss)	(247,138)	1,053,818

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,611)	372,194

Comprehensive income (loss)	$(248,749)	$1,426,012

Weighted average number of shares
Basic and diluted	12,000,000	8,932,500

Earnings (loss) per share
Basic and diluted	$(0.02)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity

						Accumulated
			Additional			other	Total
	Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity

Balance at December 31, 2007	5,865,000	$59	$(59)	$120,511	$1,121,524	$38,639	$1,280,675

Common stock issued in
recapitalization with Acropolis
Precious Metals	6,135,000	60	(60)	-	-	-	-

Additional paid-in capital
contributed by shareholders	-	-	8,055,381	-	-	-	8,055,381

Net income	-	-	-	-	1,053,818	-	1,053,818

Statutory reserve	-	-	-	105,382	(105,382)	-	-

Other comprehensive income	-	-	-	-	-	372,194	372,194

Balance at December 31, 2008	12,000,000	$120	$8,055,262	$225,893	$2,069,960	$410,833	$10,762,068

Net loss	-	-	-	-	(247,138)	-	(247,138)

Statutory reserve	-	-	-	34,943	(34,943)	-	-

Other comprehensive loss	-	-	-	-	-	(1,611)	(1,611)

Balance at December 31, 2009	12,000,000	$120	$8,055,262	$260,836	$1,787,879	$409,222	$10,513,319

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(247,138)	$1,053,818
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation	367,739	356,753
Noncontrolling interest	1,874	3,899
Changes in assets and liabilities:
Accounts receivable	387,166	(187,323)
Inventories	156,394	527,609
Advance payments for raw materials	(5,812,779)	5,023,846
Dividend receivable	-	108
Prepaid expenses	12,542	(12,331)
Other receivables	(420,792)	(1,774,522)
Other non-current assets	(10,565)	(5,388)
Accounts payable and accrued expenses	467,549	(1,046,933)
Trade notes payable	586,440	-
Customer advances	(225,113)	(1,030,588)
Income taxes payable	15,671	(681,585)
Other current liabilities	111,443	63,598
Total adjustments:	(4,362,431)	1,237,143

Net cash provided by (used in) operating activities:	(4,609,569)	2,290,961

Cash flows from investing activities:
Acquisition of property and equipment	(822,859)	(652,881)
Return on investment	58,644
Advance payments - investment deposit paid	(5,478,816)	-
Advance payments for fixed assets	(1,594,743)	2,209,279
Payments to noncontrolling interest for ownership buyback	(198,393)	-
Repayment of loans for acquisition of subsidiaries	-	(5,133,731)

Net cash used in investing activities:	(8,036,167)	(3,577,333)

Cash flows from financing activities:
Additional paid-in capital from shareholders	-	8,061,880
Proceeds from short-term bank loan	146,610	720,750
Repayment of/proceeds from related party loans	(492,717)	484,449
Long-term payables	-	(8,185,521)
Loans from third party	12,954,512	-

Net cash provided by financing activities:	12,608,405	1,081,558

Effect of foreign currency translation on cash	(7,629)	189,433

Net decrease in cash and cash equivalents
and restricted cash	(44,960)	(15,381)

Cash and cash equivalents – beginning	1,034,387	1,049,768

Cash and cash equivalents and restricted cash – ending	$989,427	$1,034,387

Supplemental schedule of non cash activities
Advance payments exchanged for property and equipment	$338,646	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

As of December 31, 2009, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities
Origin Orbit Green Resource Company, Ltd (Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(LPG”)
Anyang Top Energy Green Resources Co., Ltd. (Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Henan Prosperous Clean Energy Corporation	PRC	RMB30,000,000	100%(c)	Investing in and constructing gas filling stations and selling compressed natural gas ("CNG"), liquefied petroleum gas ("LPG"), coal-bed methane, dimethyl ether ("DME") and methane.
Yangquan Zhenyuan Energy Science & Technology Co. Ltd (Yangquan Zhenyuan”)	PRC	RMB5,000,000	100% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (Fuyang Prosperous”)	PRC	RMB10,000,000	100% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (Heze Prosperous”)	PRC	RMB5,000,000	100% (c)	Construction of LPG and CNG station, and sales of vehicle components LPG和CNG
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Changzhi City Zhenyuan Energy Technology Development Co. Ltd (Changzhi City”)	PRC	RMB4,400,000	100% (c)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linying Prosperous Energy Technology Development Co. Ltd. (Linyi Prosperous”)	PRC	RMB10,000,000	100% (c)	Sales of natural gas and vehicle components.
Jiangsu Hengrun Clean Energy Co., Ltd. ("Jiangsu Hengrun ")	PRC	RMB20,000,000	100% (c)	Research and development of clean energy technology, promotion and application of clean energy technology.

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As the Company holds 100% ownership interest in Fuyang Prosperous, it is required to contribute $1,369,000 into the capital of Fuyang Prosperous. Up to December 31, 2009, the Company had only contributed $273,800 leaving $1,095,200 remained outstanding.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of CHPC and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The Company has evaluated subsequent events through the date these consolidated financial statements were filed with the U.S. Securities and Exchange Commission (SEC). No events requiring recognition or disclosures were identified for this period.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosure of contingent liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows”), the Company considers all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Restricted Cash

Restricted cash represents time deposits pledged against short-term bank facilities. Restricted cash is classified as current assets as the maturity of the short-term bank facilities is within one year.

Accounts Receivable

Accounts receivable are stated at historical cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends. As of December 31, 2009, the company has evaluated each of the accounts receivable balances and determined that they are collectable. As such, no allowance for doubtful accounts was prepared.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Investment in Non Consolidated Entities

Investment in non consolidated entities represents equity securities which the Company does not intend to sell in the near term. The investees are private companies and do not have a quoted market price in an active market, so the fair value of available-for-sale investment cannot be practicably estimated and are stated in the balance sheet using the cost method. Temporary impairments of costs of such available-for-sale investments are reported in other comprehensive income, where as other than temporary impairments are reflected in earnings.

Goodwill

The Company accounts for acquisitions of business in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Asset Impairment

3)	Long-lived Assets

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

4)	Goodwill

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

Fair Value Measurement And Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008.  SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.”  ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 (formerly SFAS No. 109), "Accounting for Income Taxes". ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Comprehensive Income

ASC 220-10 (formerly SFAS No.130), “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the condensed condensed consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed condensed consolidated financial statements were as follows:

	December 31, 2009	December 31, 2008
Balance sheet items, except for paid-in capital
and retained earnings, as of the years ended	US$1:RMB 6.8166	US$1:RMB 6.8542

Amounts included in the statements of
income, statements of stockholders’ equity
and statements of cash flows for the years
ended	US$1:RMB 6.8208	US$1:RMB 6.96225

Note 2 – Summary of Significant Accounting Policies (continued)

Segment Information

ASC 280-10 (formerly SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company has re-evaluated the structure of its organization and has determined, based on the requirements of ASC 280-10, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

▪	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
▪	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
▪	Wholesale of CNG and LPG

Commitments and Contingencies

The Company follows ASC 450-10 (formerly SFAS No. 5), “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent Accounting Pronouncements

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. Zhongte, Beiwei and Beichen adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

Reclassification

Certain amounts as of December 31, 2008 were reclassified for presentation purposes.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	For the Years Ended December 31,
	2009	2008

Compressed natural gas	$65,600	$48,926
Liquefied petroleum gas	150,384	373,001
Dimethyl ether	140,660	47,421
Vehicle modification components and other	196,543	240,331

Total	$553,187	$709,679

Note 4 – Advance Payments

The Company makes advances to certain vendors for inventory and equipment. The advances for the purchase of inventory amounted to $6,950,996 and $187,509 as of December 31, 2009 and 2008, respectively. Additionally, the advances for the purchase of equipment amounted to $2,850,981 and $2,202,398, as of December 31, 2009 and 2008, respectively. The advance for the investment deposit amounted to $5,482,179 and $-0- as of December 2009 and 2008, respectively.

Note 5 – Dividend Receivable

Dividend receivable as of December 31, 2009 and 2008 was $333,508, respectively, representing income receivable from Anyang Petro China.

Note 6 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	For the Years Ended December 31,
	2009	2008

Buildings	$1,106,703	$225,543
Machinery	3,050,621	2,652,704
Office equipment	72,880	286,124
Gas storage vehicles and motor vehicles	123,153	147,931
Construction in progress	1,275,523	1,493,214
	5,628,880	4,805,516
Less: Accumulated depreciation	(1,087,117)	(719,152)

Total	$4,541,763	$4,086,364

Depreciation expense for the year ended December 31, 2009 and 2008 was $367,739 and $356,753, respectively.

Note 7 – Deferred Income Taxes

Deferred income tax asset of $50,397 as of December 31, 2009 and December 31, 2008 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of December 31, 2009 and December 31, 2008.

Note 8 – Goodwill

Balance as of December 31, 2009	$60,330
Foreign currency exchange adjustment	-

Adjusted balance as of December 31, 2009	$60,330

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2009, no impairment was noted or recorded.

Note 9 – Investment in Non-consolidated Entity

As of December 31, 2009, available-for-sale securities consist of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

Note 9 – Investment in Non-consolidated Entity (continued)

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of December 31, 2009 and 2008, there was no allowance for impairment loss.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the year ended December 31, 2009 and 2008, dividend income of $313,709 and $308,337, respectively, from Anyang Petro China was included in other income.

Note 10 – Short Term Bank Loan

Short-term bank loan consists of the following:

	For the Years Ended December 31,
	2009	2008
8.217% one-year term loan granted by Jinan Commercial Bank,
maturing on January 28, 2010 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given
by a third party entity	$-	$733,500

6.372% one-year term loan from Bank of China, maturing on
August 30, 2010 and secured by the company's property and equipment. Interest is to be paid monthly; and 6.372% one-year
term loan from Bank of China, maturing on March 24, and secured by the company's Warehouse receipts	$880,200	$-

Total	$880,200	$733,500

Note 11 – Due to Former Shareholders

Balances due to the former shareholders are mainly because of a series of mergers and acquisitions of the Company in 2008. As of December 31, 2009 and 2008, the outstanding balance due to the former shareholders was $1,580,636.

Note 12 – Loans From Third Party

As of December 31, 2009, the Company had loans from Anyang Zhenyuan Group of $13,300,170. The balance outstanding on the loan obtained for the development and construction of gasoline stations amounted to $11,056,779 as of December 31, 2009. This loan is to be paid in full by August 24, 2010. Interest is to be calculated using an annual fixed interest rate of 6% and to be paid with principal at end of the term of the loan. Additionally, the balance outstanding on the loan obtained for working capital needs amounted to $2,243,391. This loan is based on good-faith, unsecured, and non-interest bearing.

Note 13– Long Term Liabilities

Long-term liabilities consist of the following:

	For the Years Ended December 31,
	2009	2008
Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013, secured by the Company’s
future earnings.	$146,700	$146,700

Note 14 – Statutory Reserve

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund. Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve.  The company provided the statutory surplus reserve of $260,836 and $225,893 for the years ended December 31, 2009 and 2008, respectively.

Note 15 – Income Taxes

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. Meanwhile, according to Rule 28 of New CIT Law, income tax of small low-profit enterprises is subject to the reduced rate of 20%. Changzhi Company as one of the Company’s subsidiaries meets the conditions of small low-profit enterprises, so Changzhi Company’s income tax rate of 20% in 2009.The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of December 31, 2007 and thereafter.

The Company’s provision for income taxes consists of:

	For the Years Ended December 31,
	2009	2008

Current – PRC	$86,299	$319,523
Deferred	50,397	50,397
Total provision for income taxes	$136,696	$369,920

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2009	2008
Computed tax @ statutory rate of 25%
($(146,985)*25% and $1, 419,839*25% for December 31, 2009
and 2008, respectively)	$(36,746)	$354,960

Computed tax @ statutory rate of 20%
($38,417*20% and $-0-*20% for December 31, 2009
and 2008, respectively)	7,683	-

Loss carryforward	-	(7,528)
Non taxable loss (income)	78,427	(77,269)
Tax catch up for 2007	-	3,639
Overpaid tax carryforward from 2008	1,101	-
Current year losses	86,231	96,118

Total provision for income taxes	$136,696	$369,920

Note 16 – Earnings Per Share

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

	For the Years Ended December 31,
	2009	2008

Net income	$(247,138)	$1,053,818

Weighted average common shares	12,000,000	8,932,500

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000

Basic earnings per share	$(0.02)	$0.12
Diluted earnings per share	$(0.02)	$0.12

Note 17 – Concentration of Credit Risk

As of December 31, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended December 31, 2009 and 2008, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2009 and 2008 were due from customers located in the PRC.

As of December 31, 2009 and 2008, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 18 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2009 are as follows:

Period ended December 31,
2010	$ 274,757
2011	271,294
2012	246,206
2013	153,482
2014	145,334
Thereafter	323,143

Total	$1,414,216

Capital commitment

Contracted but not provided for:
Investment in Fuyang Prosperous as disclosed in Note 1(d)	$1,095,200

Note 19 – Segment Information

ASC 280-10 (formerly SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company has re-evaluated the structure of its organization and has determined, based on the requirements of SFAS 131, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

▪	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
▪	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
▪	Wholesale of CNG and LPG

During the years ended December 31, 2009, all of the Company’s operations were carried out in one geographical segment – China.

The following table sets out the Company’s segment information. The "Unallocated" column in the following table contains the reconciliation between the amounts for reportable segments and the consolidated amounts, which consists primarily of corporate items not allocated to the operating segments, intersegment eliminations. Intersegment sales are accounted for at fair value as if sales were to third parties.

Note 19 – Segment Information (continued)

For the year ended December 31, 2009 and 2008

	For the Years Ended Sept 30,
Revenue from external customers	2009	2008
CNG Retail	$3,938,599	$3,190,609
LPG Retail	947,065	2,708,421
CNG and LPG Wholesale	17,904,095	34,725,063
Unallocated	994,678	1,037,229
Consolidated	$23,784,437	$41,661,322

	For the Years Ended Sept 30,
Net revenue	2009	2008
CNG Retail	$3,938,599	$3,190,609
LPG Retail	947,065	2,708,421
CNG and LPG Wholesale	17,904,095	34,725,063
Unallocated	994,678	1,037,229
Consolidated	$23,784,437	$41,661,322

	For the Years Ended Sept 30,
Investment income from non-consolidated entities	2009	2008
Consolidated	$313,709	$308,337

	For the Years Ended Sept 30,
Interest expenses	2009	2008
Consolidated	$(88,444)	$(34,931)

	For the Years Ended Sept 30,
Income before noncontrolling interest and income taxes	2009	2008
Consolidated	$(108,568)	$1,419,839

	For the Years Ended Sept 30,
Segment assets	2009	2008
CNG Retail	$1,895,854	$1,114,178
LPG Retail	46,804	52,318
CNG and LPG Wholesale	1,088,154	1,241,858
Unallocated	25,277,520	12,778,793
Consolidated	$28,308,333	$15,187,148

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since
Wei Wang	41	Chief Executive Officer	June 19,2008 to Present
Ben Wang	36	Chief Financial Officer	February 23, 2009 to Present
Shiming Yu	39	Director of the Board	June 19,2008 to February 23,2009
Li Wang	32	Secretary of the Board	June 19, 2008 to Present

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

Audit Committee

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year 2009.

Summary Compensation Table

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wei Wang	Chief Executive Officer	12/31/08—12/31/09	554 per month	—	—	—	554 per month
Li Wang	Secretary	12/31/08—12/31/09	—	—	—	—	—
Shiming Yu	Director	12/31/08—12/31/09	554 per month	—	—	—	554 per month
Ben Wang	Chief Financial Officer	02/08/09—12/31/09	800,000 RMB (after tax) per year	—	—	—	800,000 RMB (after tax) per year

Stock-Based Compensation

During the fiscal year ended December 31, 2009, Ben Wang was granted 30,000 shares of common stock options. No other officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

The following Director Compensation Table summarizes the compensation of our directors for services rendered to the Company during the year ended December 31, 2009 (all in US Dollar).

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Wei Wang	—	—	—	—	—
Li Wang	—	—	—	—	—
Shiming Yu	—	—	—	—	—
Ben Wang	—	—	—	—	—

Our directors do not receive any compensation for serving as a member of the board of directors.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at fiscal year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of March   31, 2010with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of Common Stock Outstanding

Executive Officers and Directors
Wei Wang	0	0
Li Wang	0	0
Shiming Yu	0	0
Ben Wang	0	0
All officers and directors as a group	0	0
5% holders
Oracular Dragon Capital Company, Ltd.	10,389,231	86.58%

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$80,000	Patrizio & Zhao, LLC
2008	$72,500	Patrizio & Zhao, LLC
	$32,000	Yu and Associates CPA Corporation

 2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Patrizio & Zhao, LLC
2008	$0	Patrizio & Zhao, LLC
	$0	Yu and Associates CPA Corporation

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd. (2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated June 30, 2008, between Company and Oracular Dragon Capital Company, Ltd. (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

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

Date: March 29, 2010	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/ Ben Wang
Ben Wang
Chief Financial Officer