Form 10-Q
period 2010-03-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2010-05-13
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Phone: 212-219-7783
Facsimile: 212-219-3604

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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of May 12, 2010.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of China Prosperous Clean Energy Corporation as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
May 5, 2010

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$770,075	$694,620
Restricted cash	293,967	294,807
Accounts receivable	292,190	360,581
Inventories	732,812	553,187
Advance payments	9,461,304	15,284,156
Dividend receivable	411,955	333,508
Other receivables	3,716,937	2,300,314
Total current assets	15,679,240	19,821,173

Property, plant and equipment, net	4,571,665	4,541,763

Other assets:
Deferred income taxes	50,397	50,397
Goodwill	60,330	60,330
Investment in non-consolidated entities	9,309,375	3,818,615
Other non-current assets	15,146	16,055
Total other assets	9,435,248	3,945,397

Total assets	$29,686,153	$28,308,333

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,214,974	$833,375
Short-term bank loan	440,100	880,200
Trade notes payable	586,800	586,800
Customer advances	646,761	233,486
Due to former shareholders	1,580,636	1,580,636
Loans from third parties	14,402,376	13,300,170
Current portion of long-term debt and other current liabilities	244,842	218,651
Total current liabilities	19,116,489	17,633,318

Long-term liabilities:
Long-term bank loan	18,227	146,700
Total long-term liabilities	18,227	146,700

Total liabilities	19,134,716	17,780,018

Equity
Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	8,055,262	8,055,262
Statutory reserve	260,836	260,836
Retained earnings	1,811,054	1,787,879
Accumulated other comprehensive income	409,231	409,222
Total stockholders’ equity	10,536,503	10,513,319

Noncontrolling interest	14,934	14,996

Total equity	10,551,437	10,528,315

Total liabilities and equity	$29,686,153	$28,308,333

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For The Three Months Ended March 31,
	2010	2009

Sales	$4,672,996	$4,005,438

Cost of sales	3,979,668	3,340,998

Gross profit	693,328	664,440

Operating expenses:
Selling expenses	420,150	502,477
General and administrative expenses	181,605	170,464
Total operating expenses	601,755	672,941

Income (loss) from operations	91,573	(8,501)

Other income (expenses):
Investment income	78,421	78,346
Interest expense	(32,013)	(14,677)
Other income (expenses)	(96,162)	4,507
Total other income (expenses)	(49,754)	68,176

Income before provision for income taxes	41,819	59,675

Provision for income taxes	18,706	10,857

Income before noncontrolling interest	23,113	48,818

Less: Net income (loss) attributable to noncontrolling interest	(62)	756

Net income attributable to CHPC	23,175	48,062

Other comprehensive income
Foreign currency translation adjustment	9	100,318

Comprehensive income	$23,184	$148,380

Weighted average number of shares
Basic and diluted	12,000,000	12,000,000

Earnings per share
Basic and diluted	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$23,175	$48,062
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	17,900	56,128
Noncontrolling interest	(62)	756
Changes in assets and liabilities:
Accounts receivable	68,367	373,188
Trade notes receivable	-	(439,530)
Inventories	(179,563)	39,945
Advance payments	1,126,723	(404,954)
Dividend receivable	(78,421)	(78,346)
Other receivables	(1,416,140)	(179,904)
Other non-current assets	909	-
Accounts payable and accrued expenses	381,469	(34,815)
Trade notes payable	-	439,530
Customer advances	413,134	(99,137)
Other current liabilities	44,402	12,745
Total adjustments	378,718	(314,394)

Net cash provided by (used in) operating activities	401,893	(266,332)

Cash flows from investing activities:
Acquisition of property and equipment	(47,790)	(328,277)
Advance payments for purchase of fixed assets	(786,166)	-
Advance payments – investment deposit paid	-	(234,416)
Investment in non-consolidated entities	(8,579)	-
Net cash used in investing activities	(842,535)	(562,693)

Cash flows from financing activities:
Repayment of short-term bank loan	(439,950)	(293,020)
Repayment of related party loans	-	(492,380)
Proceeds from third party loans	1,101,831	1,990,429
Repayment of loan-term loan	(146,650)	-
Proceeds from minority shareholders	-	34,021
Net cash provided by financing activities	515,231	1,239,050

Effect of foreign currency translation on cash	26	(2,194)

Net increase in cash and cash equivalents and restricted cash	74,615	407,831

Cash and cash equivalents and restricted cash – beginning	989,427	1,034,387

Cash and cash equivalents and restricted cash – ending	$1,064,042	$1,442,218

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$5,480,311	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
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

As of March 31, 2010, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities
Origin Orbit Green Resource Company, Ltd (Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components
Handan City Prosperous Car-used Green Resource Co. Ltd. (Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Henan Prosperous Clean Energy Corporation	PRC	RMB30,000,000	100%(c)	Investing in and constructing gas filling stations and selling compressed natural gas ("CNG"), liquefied petroleum gas ("LPG"), coal-bed methane, dimethyl ether ("DME") and methane.
Yangquan Zhenyuan Energy Science & Technology Co. Ltd (Yangquan Zhenyuan”)	PRC	RMB5,000,000	100% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (Fuyang Prosperous”)	PRC	RMB10,000,000	100% (c) (d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (Heze Prosperous”)	PRC	RMB5,000,000	100% (c)	Construction of LPG and CNG station, and sales of vehicle components LPG and CNG
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Changzhi City Zhenyuan Energy Technology Development Co. Ltd (Changzhi City”)	PRC	RMB4,400,000	100% (c)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linying Prosperous Energy Technology Development Co. Ltd. (Linyi Prosperous”)	PRC	RMB10,000,000	100% (c)	Sales of natural gas and vehicle components.
Jiangsu Hengrun Clean Energy Co., Ltd. ("Jiangsu Hengrun ")	PRC	RMB20,000,000	100% (c)	Research and development of clean energy technology, promotion and application of clean energy technology.

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As the Company holds 100% ownership interest in Fuyang Prosperous, it is required to contribute $1,369,000 into the capital of Fuyang Prosperous. Up to March 31, 2010, the Company had only contributed $273,800 leaving $1,095,200 remained outstanding.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, as not all disclosures required by generally accepted accounting principles (“GAAP”) for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2009 and 2008.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2010	2009

Compressed natural gas	$162,720	$65,600
Liquefied petroleum gas	266,783	150,384
Dimethyl ether	77,325	140,660
Vehicle modification components and other	225,984	196,543

Total	$732,812	$553,187

Note 4 – Advance Payments

Advance payments at March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	December 31,
	2010	2009

Raw material	$4,772,859	$6,950,996
Property and equipment	4,688,445	2,850,981
Investment in non-consolidated entity	-	5,482,179

Total	$9,461,304	$15,284,156

Note 5 – Dividend Receivable

Dividend receivable as of March 31, 2010 and December 31, 2009 were $411,955 and $333,508, respectively, representing income receivable from Anyang PetroChina.

Note 6 – Other Receivables

Other receivables primarily consist of goodfaith non-interest bearing loans given to third parties and payable on demand. Other receivables outstanding as of March 31, 2010 and December 31, 2009 were $3,716,937and $2,300,314, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009

Buildings	$1,121,501	$1,106,703
Machinery	3,073,081	3,050,621
Office equipment	73,410	72,880
Gas storage vehicles and motor vehicles	123,153	123,153
Construction in progress	1,285,543	1,275,523
	5,676,688	5,628,880
Less: Accumulated depreciation	(1,105,023)	(1,087,117)

Total	$4,571,665	$4,541,763

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $17,900 and $56,128, respectively.

Note 8 – Deferred Income Taxes

Deferred income tax asset of $50,397 and $50,397 as of March 31, 2010 and December 31, 2009 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of March 31, 2010 and December 31, 2009.

Note 9 – Goodwill

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of March 31, 2010, no impairment was noted or recorded.

Note 10 – Investment in Non-consolidated Entities

As of March 31, 2010, available-for-sale securities consisted of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

Ancai Energy Co.Ltd	PRC	15%	Investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations.

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of March 31, 2010 and 2009, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until March 31, 2010. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the three months ended March 31, 2010 and 2009, dividend income of $411,955 and $333,508, respectively, from Anyang Petrol China were included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April18, 2008 and was registered with capital of 80 million RMB. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center.

As of March 31, 2010, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 11 – Accounts Payable and Accrued Expenses

	March 31, 2010	December 31, 2009

Accounts payable	$700,342	$820,868
Accrued expenses	514,632	12,507

Total	$1,214,974	$833,375

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short Term Bank Loan

Short-term bank loan consists of the following:

	March 31,	December 31,
	2010	2009

6.372% one-year term loan from Bank of China, maturing on
August 30, 2010 and secured by the company's property and
equipment. Interest is to be paid monthly; and 6.372% one-year term loan from Bank of China, maturing on March 24, and secured
by the company's Warehouse receipts	$440,100	$880,200

Total	$440,100	$880,200

Note 13 – Due to Former Shareholders

Balances due to the former shareholders relate to a series of mergers and acquisitions of the Company in 2008. As of March 31, 2010 and December 31, 2009, the outstanding balance due to the former shareholders was $1,580,636.

Note 14 – Loans From Third Parties

The balance of loans from third parties as of March 31 2010 consists primarily of a loan from Anyang Zhenyuan Group of $12,644,319 for funding the investments in certain subsidiaries. The remaining balance of $1,758,057 as of March 31, 2010 consists of various loans from third parties that are non-interest bearing and payable on demand. The balance of loans from third parties as of December 31 2009 consists of a loan from Anyang Zhenyuan Group of $13,300,170, $11,056,779 of which was for the development and construction of gasoline stations. This loan is to be paid in full by August 24, 2010. Interest is to be calculated using an annual fixed interest rate of 6% and to be paid with principal at end of the term of the loan. The remaining balance of $2,243,391 was for working capital needs which is unsecured and non-interest bearing.

Note 15 – Income Taxes

The Company incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%.

Note 15 – Income Taxes (continued)

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

The Company’s provision for income taxes consists of:

	For the Three Months Ended March 31,
	2010	2009
Current – PRC	$18,706	$10,857
Deferred	-	-
Total	$18,706	$10,857

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

	Three Months Ended March 31,
	2010	2009

Net income	$23,175	$48,062

Weighted average common shares	12,000,000	12,000,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000
(denominator for diluted income per share)

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Note 17 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 18 – Concentration of Credit Risk

As of March 31, 2010 and 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended March 31, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2010 and 2009 were due from customers located in the PRC.

As of March 31, 2010 and December 31, 2009, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 19 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended March 31,
	2010	2009

Cash paid for interest	$32,013	$14,677
Cash paid for income taxes	$18,706	$10,857

Note 20 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2010 are as follows:

Period ended March 31,
2011	$271,294
2012	246,206
2013	153,482
2014	145,334
2015	134,084
Thereafter	189,059

Total	$1,139,459

Capital commitment

Contracted but not yet provided for:
Investment in Fuyang Prosperous as disclosed in Note 1(d)	$1,095,200

Note 21 – Segment Information

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

Note 21 – Segment Information (continued)

▪	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
▪	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
▪	Wholesale of CNG and LPG

During the three months ended March 31, 2010, all of the Company’s operations were carried out in one geographical segment – China.

The following table sets out the Company’s segment information. The "Unallocated" column in the following table contains the reconciliation between the amounts for reportable segments and the consolidated amounts, which consists primarily of corporate items not allocated to the operating segments and intersegment eliminations. Intersegment sales are accounted for at fair value as if sales were to third parties.

For the three months ended March 31, 2010 and 2009

	For the Three Months Ended March 31,
Revenue from external customers	2010	2009
CNG Retail	$1,319,449	$1,003,824
LPG Retail	157,665	288,144
CNG and LPG Wholesale	2,342,933	2,195,162
Unallocated	852,949	518,308
Consolidated	$4,672,996	$4,005,438

	For the Three Months Ended March 31,
Net Income	2010	2009
CNG Retail	$8,970	$53,615
LPG Retail	(4,634)	22,873
CNG and LPG Wholesale	(250,909)	(104,529)
Unallocated	269,748	76,103
Consolidated	$23,175	$48,062

	For the Three Months Ended March 31,
Investment income from non-consolidated entities	2010	2009
Consolidated	$78,421	$78,346

	For the Three Months Ended March 31,
Interest expenses	2010	2009
Consolidated	$(32,013)	$(14,677)

	For the Three Months Ended March 31,
Income before noncontrolling interest and income taxes	2010	2009
Consolidated	$41,819	$59,675

	For the Three Months Ended March 31,
Segment assets	2010	2009
CNG Retail	$1,895,854	$1,114,178
LPG Retail	46,804	52,318
CNG and LPG Wholesale	1,088,154	1,241,858
Unallocated	26,655,341	14,363,414
Consolidated	$29,686,153	$16,771,768

Note 22 – Subsequent Events

None.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of March 31, 2010, $1= 6.8166 Yuan.

OVERVIEW

Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top. Along with the reform and opening up and  China's sustained economic growth and rising consumption level, the gas industry as the basis of the energy industry, has been in a sustained and rapid development process, including LPG and CNG, and  other clean gas consumption. With China's sustained and rapid economic growth, and increasing social environmental awareness, clean, renewable energy has been encouraging by industrial policy. "The People's Republic of China National Economic and Social Development of the 11th Five-Year Plan" clearly declaim that optimizing the energy industry to accelerate the development of LPG, to expand cooperation with offshore LPG resources, and develop gas industry. Especially "implement clean energy car action plan, development of hybrid vehicles, and promote gas use on city buses, taxis and other industries”. LPG, CNG and other clean energy will play an important role in future, there will be immense room for development and a very good development prospects. We plan to add 8 stations in 2010, 20 new stations in 2011, which will be the highlights of the Company.

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

Allowance for Doubtful Accounts

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

If the balance of allowance for doubtful accounts increased or decreased by 5% on March 31, 2010, pre tax income would change by approximately $14,609 on March 31, 2010.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	March 31, 2010	March 31, 2009
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	US$1:RMB6.8166	US$1:RMB6.8259

	Three months ended March 31, 2010	Three months ended March 31, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8190	US$1:RMB6.8255

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2010 and 2009.

Profit & Loss for the quarter ended March 31, 2010 and 2009

	For the quarter ended March 31, 2010		For the quarter ended March 31, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	$(%)
SALES	$4,672,996	100.00%	4,005,438	100.00%	667,558	16.67%

COST OF SALES	3,979,668	85.16%	3,340,998	83.41%	638,670	19.12%

GROSS PROFIT	693,328	14.84%	664,440	16.59%	28,888	4.35%

Operating Expenses	601,755	12.88%	672,941	16.80%	(71,186)	(10.58%)

Selling expenses	420,150	8.99%	502,477	12.54%	(82,327)	(16.38%)

General & administrative expenses	181,605	3.89%	170,464	4.26%	11,141	6.54%

Income (loss) from Operations	91,573	1.96%	(8,501)	(0.21%)	100,074	1,177.20%

Other Income (Expenses)	(49,754)	(1.06%)	68,176	1.70%	(117,930)	(172.98%)

Investment income	78,421	1.68%	78,346	1.96%	75	0.10%

Interest expenses	(32,013)	(0.69%)	(14,677)	(0.37%)	(17,336)	118.12%

Other income (expenses)	(96,162)	(2.06%)	4,507	0.11%	(100,669)	(2,233.61%)

Income before provision for income taxes	41,819	0.89%	59,675	1.49%	(17,856)	(29.92%)

Provision for Income Taxes	18,706	0.40%	10,857	0.27%	7,849	(72.29%)

Income before noncoltrolling interest	23,113	0.49%	48,818	1.22%	(25,705)	(52.65%)

Noncontrolling interest	(62)	-	756	0.02%	1,180	156.08%

NET INCOME	23,175	0.49%	48,062	1.20%	(26,885)	（55.94%）

Foreign currency translation adjustment	9	-	100,318	2.50%	(100,311)	（99.99%）

TOTAL COMPREHENSIVE INCOME	23,184	0.49%	148,380	3.70%	(127,196)	（85.72%）

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the quarter ended March 31, 2010 and for the quarter ended March 31, 2009.

SALES

Historical Financial Information for the quarter ended March 31, 2010 and for the quarter ended March 31, 2009:

	For the quarter ended March 31 2010	For the quarter ended March 31 2009	Change in Percentage (%)
Sales	$4,672,996	$4,005,438	16.67%
Net (loss) income	$23,175	$48,062	（51.78%）
Net Income (loss) as a percentage of revenue	0.49%	1.20%	（59.17%）

The Company’s consolidated revenue increased to $4,672,996 for the quarter ended March 31, 2010, a 16.67% increase from $4,005,438 reported for the quarter ended March 31, 2009. The increase in revenue resulted primarily from the following factors:

1)
Accompanying the recovery of Chinese economy, some of our LPG clients affected by economic crisis in 2009 gradually started resuming production, which resulted in the increase of wholesale sales of LPG by 10.93% compared to the period ended March 31, 2009;

2)	The new Pingdingshan station was opened for full operation in March, 2009, which led to the sales increase in CNG retail business by approximately 100% compared to the period ended March 31, 2009;

3)
In year 2009, Jiaozuo City government approved the operation of CNG-driven taxi cabs. West Jiefang Road Station, one of our new operating CNG filling stations, is located in Jiaozuo and recorded a significant increase in sales, by approximately 98.2% compared to the period ended March 31, 2009, due to the increase in the number of CNG-driven taxi cabs in Jiaozuo City.

Our consolidated net income decreased by 51.78% to $23,175 for the quarter ended March 31, 2010, as compared to $48,062 for the quarter ended March 31, 2009. This decrease was attributable to:

1)	The increase in purchasing costs. In light of the increasing demand for natural gas, our suppliers increased CNG prices, which led to the increase in our CNG purchasing costs;

2)
The increase in interest expense. In August, 2009, we obtained a one-year loan from Bank of China in Anyang, which increased our interest expenses by 118.12%, compared to the period ended March 31, 2009.

3)
The increase in other expenses. The increased other expenses were due to that Anyang Top recorded a vaporization cost of $ 39,315 incurred in LPG transportation in the quarter ended March 31, 2010 and that Anyang Top made a charitable donation of $ 14, 665 to Chinese Language Education Foundation in the quarter ended March 31, 2010

Revenues breakdown by segments for the quarter ended March 31, 2010 and for the quarter ended March 31, 2009 (in US Dollar)

Items	For the quarter ended March 31, 2010 ($)	Percentage (%)	For the quarter ended March 31, 2009 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	1,319,449	28.24%	1,003,824	25.06%	315,625	31.44%
CNG wholesale	1,596	0.03%	3,372	0.08%	(1,776)	(52.67%)
LPG retail	157,665	3.37%	288,144	7.19%	(130,479)	(45.28%)
LPG wholesale	2,341,337	50.10%	2,191,790	54.72%	149,547	6.82%
Others	852,949	18.25%	518,308	12.94%	334,641	64.56%
TOTAL	4,672,996	100.00%	4,005,438	100.00%	667,558	16.67%

The CNG retail for the quarter ended March 31, 2010 was increased by 31.44% as compared to the quarter ended March 31, 2009. This was mainly due to:

1)
Pursuant to the "The Guideline Catalog of Industrial Structure Adjustment (2007)"  issued by National Development and Reform Commission (NDRC) new and clean energy vehicles were officially listed among the “encouraged products” and CNG/petroleum dual-fuel automobiles, a major type of clean energy vehicles,  are staged for full promotion by NDRC, which lead to the significant increase in our CNG retail sales;

2)
In 2009, we have two new CNG fillings stations open for business, which were West Jiefang Road station open in Jiaozuo City in January 2009 and Pingdingshan station in Pingdingshan in March, 2009. In the quarter ended March 31, 2010 these two new stations were in full operations and the Company has in total six fully operating CNG stations, which contributed to the increase in CNG retail sales;

3)
Changzi City, where our Changzhi CNG station is located, adopted a unified retail price for CNG products, which enabled our Changzhi CNG station to avoid unhealthy market competition and to maintain healthy operation that led to the increase in sales of Changzhi CNG station.

LPG retail sales fell by 45.28% compared to the first quarter of 2009. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, which caused the decrease in our existing LPG retail sales.

Other sales increased by 64.56% compared to the first quarter of 2009. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the recovery of Chinese economy, the use of DME arose along with the increase of LPG use and as such, the DME sales arose.

COST OF SALES (COS)

COS for the quarter ended March 31, 2010 was $3,979,668 which is 85.16% of total revenues and represents a 19.12% increase as compared to$3,340,998 and 83.41% of total revenues for the quarter ended March 31, 2009. The increase in COS as a percentage of total revenue was primarily because along with the increasing demand for natural gas, suppliers increased CNG prices, which led to the increase in CNG purchasing costs.

COS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COS. The Company will adopt proper measures to reduce fluctuations in the COS. These measures includes: centralized purchasing to obtain lower prices of raw materials, maintaining long-term stable cooperative relations with the existing gas source suppliers, increasing the development of new gas suppliers, and solving gas supply problems and reducing the cost of sales by way of joint venture and self-built CNG mother stations.

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2010 and 2009 (for the quarter ended March 31):

Gross Margin	2010	2009	Comparisons
TOTAL	14.84%	16.59%	(1.75%)
CNG Retail	23.10%	33.32%	(10.22%)
CNG Wholesale	20.00%	37.12%	(17.12%)
LPG Retail	32.58%	38.65%	(6.07%)
LPG Wholesale	2.11%	4.55%	(2.44%)

Gross profit margin of CNG retail decreased, which was mainly due to the decrease in CNG retail price caused by the furious competitions in CNG market.

Gross profit margin of LPG retail decreased, which was mainly due to the increase of LPG purchasing cost along with the increase of international crude oil price.

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended March 31, 2010 and 2009 (net of tax)

Quarter Ended March 31	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2009	485.87	414.41	0.28
2010	638.88	599.71	0.32

SELLING EXPENSES

Selling expenses for the quarter ended March 31, 2010 mainly included the salary of sales personnel and transportation cost. In the first quarter of 2010, selling expenses amounted to $ 420,150, representing 8.99% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the first quarter 2010, the transportation cost decreased 11.96% to approximately $254,545 compared with approximately $289,118 in the same quarter 2009.

The selling expenses for the quarter ended March 31, 2010 was decreased by 16.38% as compared to $502,477 for the quarter ended March 31, 2009. The main reason is that we were able to lower the transportation cost by directly transporting the products trough the distribution pipeline operated by Henan Ancai Energy Co., Ltd, of which we acquired 15% of the ownership on December 9, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended March 31, 2010, mainly included the salary and welfare of the management personnel and office related expenses, $181,605, which accounted for 3.89% of total sales. For the quarter ended March 31, 2009, the general and administrative expenses were $170,464 and the reason of the increase was that Pingdingshan station was open for operation in March, 2009, which resulted in the increase in the general and administrative expenses.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended March 31, 2010, interest expenses was $32,013 representing 0.69% of total sales. For quarter ended March 31, 2009, it was $14,677 representing 0.37% of total sales.

The main reason for the increase of the $17,366 interest expenses, which represents a 118.12% increase as compared to $14,677 for the quarter ended March 31, 2009, is that we obtained a one year loan from Bank of China in Anyang in August, 2009 and the related monthly interest charge caused the increased interest expenses.

INCOME (LOSS) FROM OPERATIONS

The Company's consolidated income (loss) from operations for the quarter ended March 31, 2010 increased by 1,177.20% to $91,573, from ($8,501) reported for the quarter ended March 31, 2009. This was mainly due to:

1) The increase in sales. Due to the recovery of Chinese economy, some of our LPG clients affected by economic crisis in 2009 gradually resumed production, which resulted in the increase in wholesale sales of liquefied gas by 10.93%;

2) New acquisition. We were able to lower the transportation cost by directly transporting the products through the distribution pipeline operated by Henan Ancai Energy Co., Ltd.

We believe income from operations will show further improvements as we will continue building new CNG filling stations with further revenue source, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in cost of sales, increased sales and market share. Thus, while management expects this factor to favorably benefit gross and operating income, we also anticipate that with the addition of quality members to management, efficiency will be enhanced, which will also improve margins.

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that will be completed and put into operation in June 2010 and  the second gas station  in Changzhi that is in the approval process and will be completed by the end of 2010;

b)
The Company will take proper measures to reduce fluctuations in the COS. These measures includes: centralized purchasing to obtain lower prices of raw materials, maintaining long-term stable cooperative relations with the existing gas source suppliers, increasing the development of new gas suppliers, and solving gas supply problems and reducing the cost of sales by way of joint venture and self-built CNG mother stations.

c)
We are also looking forward to reorganization and optimization of existing management processes, improvement of internal management, increase management efficiency and reduction of administrative costs, which will lead to the increase of our profits.

NET INCOME

The net income for the quarter ended March 31, 2010 was $23,175 and 0.49% of sales, comparing to $48,062 and 1.20% in the same quarter in 2009. The main reason of the decrease was that although the sales increased, at the same time other expenses also increased, primarily due to that Anyang Top recorded a natural loss of $ 39,315 incurred in LPG transportation in the quarter ended March 31, 2010 and that Anyang Top made a charitable donation of $ 14, 665 to Chinese Language Education Foundation in the quarter ended March 31, 2010.

ACCOUNT RECEIVABLE

Account receivable balance as of March 31, 2010 and December 31, 2009 was $292,190 and $360,581, respectively, which decrease by 18.97%or $68,391. This was because account receivable of 2009 had been received. The average turnover rate of account receivable is 14 times, or 32 days.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity had been cash generated from operations. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are non-significant.

Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. If our current cash and cash equivalents and cash generated from operations will not satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan, we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may choose to use other means available to us such as to increase our borrowings under our lines of credit, reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness.

As of March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of approximately $1,064,042 and $1,442,218 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

Cash provided by (used in):	Three months ended March 31, 2010	Three months ended March 31, 2009	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	401,893	(266,332)	668,225	250.90%

Investing Activities	（842,535）	(562,693)	(279,842)	(49.73%)

Financing Activities	515,231	1,239,050	（723,819）	(58.42%)

Net cash flow provided by operating activities was $401,893 in the three months ended March 31, 2010, as compared to net cash flow provided by operating activities of ($266,332) in the three months ended March 31, 2009, representing a increase of $668,225or 250.90%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COGS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash inflows from operating activities was mainly due to:
1)	Payment advances from customers;
2)
Because of the recovery of Chinese economy, the sales of residential and industrial LPG wholesale gradually increased; in the first quarter of 2010 we increased purchases to expand markets, payment in advance to suppliers also increased.

Net cash flow used in investing activities was ($842,535) for the three months ended March 31, 2010, as compared to net cash used in investing activities of ($562,693) for the three months ended March 31, 2009, representing a decrease of ($279,842) or (49.73%). The decrease of net cash flow used in investing activities was mainly because on December 9, 2009, Anyang Prosperous acquired 15% of the shares of Henan Ancai Energy Co., Ltd. through a public auction and paid $5,480,311 to Henan Zhen Ye Auction Co., Ltd., which was equivalent to the auction price as investment deposit on December 14, 2009.

Net cash flow provided by financing activities was $515,231 for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $1,239,050 for the three months ended March 31, 2009, representing a decrease of ($723,819) or (58.42%). This is mainly due to repayments of some of the loans from other third party.

We do not believe that inflation had a significant negative impact on our results of operations during 2010.

As of March 31, 2010, our total assets were $29,686,153 and our total liabilities were $19,134,716. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.64:1.

As of December 31, 2009, our total assets were $28,308,333 and our total liabilities were $17,780,018. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.63:1.

As of March 31, 2010, cash and bank balances were$1,064,042, which accounted for 3.62% of total assets. The inventories as of March 31, 2010 were $732,812. For the quarter ended March 31, 2010, the company generated net cash flow of $401,893 from operating activities whereas net cash used in investing activities was ($842,535). Net cash provided from financing activities amounted to $661,881. As a result, net cash increased by $74,616 for the quarter ended March 31, 2010.

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

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended March 31,
	2010	2009

Current – PRC	$18,706	$10,857

Deferred	$0	$0

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting subsequent to the date of last evaluation.

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

Date: May 12, 2010	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer