Form 10-K/A
period 2008-12-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2010-08-10
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of August 06, 2010, there were 12,000,000 shares of the issuer's common stock, $ 0.00001 par value per share, issued and outstanding.

FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Form 10-K/A, references to "China Prosperous Clean Energy Corporation," "CHPC," "the Company," "we," "us," and "our" refer to China Prosperous Clean Energy Corporation.

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

Explanatory Note

We are filing this Form 10-K/A to restate our consolidated financial statements for fiscal years ended December 31, 2007 and ended December 31, 2008. We also made following amendments and revisions to the Form 10-K Annual Report for year ended December 31, 2008 in this Form 10-K/A:

1.           We amend the “Risk Factors” under Item 1A to disclose the impact of China’s foreign currency regulation on us, as required under Rule 4-08(e) of Regulation S-X and FRC 213.02. We conclude that approximately 100% of the total net assets of all our consolidated and non-consolidated subsidiaries are subject to Chinese government’s limitations on the transferability of Renminbi to foreign currencies and remittance of Renminbi out of China. The Note 15 in our restated consolidated financial statements also discloses such information.

2.           Patrizio & Zhao, LLC, our independent registered accounting firm, has audited our consolidated balance sheet, statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2007 and December 31, 2008 and opined on the said financial statements.

3.           We revise the Statements of Changes in Shareholders’ Equity in which we refer to the share exchange transaction between us and Origin Orbit  as a reverse merger recapitalization, the ratio at which shares are exchanged is retroactively shown in our financial statements and our shares outstanding immediately prior to the transaction are reflected within the activity section of the statement for the period in which the merger occurred, along with the fair value of the net assets or net liabilities received by us.

4.           We amend the “Management Discussion and Analysis” section to clarify that we complied with U.S. GAAP with respect to our classification of transportation costs as a component of cost of goods sold.

5.           We revise our consolidated financial statements to report the information of three segments of our primary business operations, including (1) retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations; (2) retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and (3) wholesale of CNG and LPG. Please refer to the Note 18 of the restated consolidated financial statements for such information.

6.           We amend the consolidated financial statements to present a reconciliation, using percentages or dollar amounts, of the amount of our reported income tax expense to the amount of income tax expense that would result from applying domestic statutory tax rates to our pre-tax income. Please refer to the Note 14 of the restated consolidated financial statements for such information.

7.           We amend the consolidated financial statements to disclose the information about the supplier concentration. Please refer to Note 15 of the restated consolidated financial statements for such information.

8.           We amend the Item 9A to clarify that there have been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

On April 11, 2010, Shiming Yu resigned as the board director of China Prosperous Clean Energy Corporation, effective on April 11, 2010. Shiming Yu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, in connection with Shiming Yu’s resignation from his position of board director on April 11, 2010, the Board of Directors terminated Shiming Yu as the Treasurer of the Board of Directors and appointed Li Wang, a current board director, as the new Treasurer of the Board of Directors, effective immediately.

On April 14, 2010, Ben Wang resigned as the Chief Financial Officer, effective on April 14, 2010. Ben Wang’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, Hongjie Zhou was appointed as the Acting Chief Financial Officer of the Company.

Hongjie Zhou, graduated from the Accounting major at Henan Institute of Accounting and Economics. He has more than 10 years’ experiences in cost and accounting analysis at state-owned large machinery and equipments manufacturing companies. He was the cost controller at Anyang Forging Press Machinery Industrial Company, Ltd from 1993 to 2003. He was the general controller of Anyang Zhenyuan Group Co. Ltd from 2003 to 2007.  He started to work for Anyang Prosperous Energy Technology Developing Company, Ltd, one of our subsidiaries, in July 2007 and currently he served as the accounting manager of Anyang Prosperous Energy Technology Developing Company, Ltd.

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

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States and all our net assets are restricted assets subject to PRC’s capital outflow policies.

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

Since all our consolidated and non-consolidated subsidiaries, business operations, revenues and assets are located in China, approximately 100% of the total net assets of all our consolidated and non-consolidated subsidiaries are subject to Chinese government’s limitations on the transferability of Renminbi to foreign currencies and remittance of Renminbi out of China.

Although we do not import goods into or export goods out of the People’s Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2008, the exchange rate between the RMB and the United States dollar was 6.8346 RMB to every one USD.”

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

Land leased by Anyang Prosperous:

GAS STATION
Location	Area (Square Meter)	Period	Rental (US Dollar)
South Xinnanhuan Road, Pingdingshan City, Henan Province (Xinnanhuan Road Gas Station)	5 Mu (3335 square meter)	Sep 20, 2006 – Sep 20, 2021	4,243.28 per year

North Zhonghuan Road, Anyang City , Henan Province (Nanzhonghuan Road Gas Station)	10 Mu (6667 square meter)	Aug 11, 2008 – Nov 22, 2020	9,759.55 per year

South Airport Road, Anyan City, Henan Province (South Airport Road Gas Station)	N/A	Aug 01, 2007 – Jul 30, 2017	21,216.41 per year

Mid East Zhonghuan Road, Anyang City, Henan Province (ZhongHua Road Gas Station)	4 Mu (2668 square meter)	Apr 10, 2006 – Apr 10, 2011	19,094.77 per year

Henan Wanli Group, West Passenger Gas Station, Anyang City, Henan Province	N/A	Jun 01, 2007 – Jun 01, 2017	19,094.77 per year

Mid Anlin Avenue, Anyang City, Henan Province (Public Transportation Gas Station)	N/A	Dec 01, 2005 – Nov 30, 2014	10,870.58 per year

Hanshan District, Handan City, Hebei Province (Hanshan Gas Station )	N/A	Feb 25, 2005 – Feb 24, 2011	16,973.13 per year

Changzi Gate, Changzhi city, Shangxi Province (Changzi Gate Gas station)	N/A	Jun 01, 2008 – May 31, 2010	6,364.92 per year

	N/A	Jun 01, 2010 – May 31, 2011	7,072.14 per year

Beihuan Road, Xuchang City, Henan Province (Beihuan Gas Station)	N/A	Sep 15, 2008 – Sep 15, 2018	8,486.56 per year

Wenfeng Road, Xuchang City, Henan Province (Wenfeng Gas station)	N/A	Mar 01, 2009 – Feb 28, 2021	12,729.84 per year

Feng Jia Zhuang, Yangquan City, Shanxi Province (Yangquan Gas Station)	N/A	Aug 01, 2006 – Jul 31, 2011	6,364.92 per year

Linying city, Henan Province,(Linying Hub Gas Station)	N/A	Apr 01, 2008 – Dec 31, 2023	7,072.14 per year

West Jiefang Road, Jiaozuo City, Henan Province (Jiefang Road Gas Station)	N/A	Aug 01, 2008 – Jul 31, 2028	14,144.27 per year

Changsong Road, Wefang city, Shandong Province (Changsong Road Gas Station)	N/A	May 01, 2007 – Apr 30, 2017	18,387.55 per year

Qingqi Road, Jinan City, Shandong Province (Qingqi Gas Station)	N/A	Sep 01, 2004 – Sep 01,2009	5,657.71 per year

North Qinghe Road, Jinan City, Shandong Province (Huangtai Gas Station)	N/A	Apr 01, 2006 – Sep 20, 2013	11,315.42 per year

Jiqi Road, Jinan City, Shangdong Province (Jiqi Gas Station)	N/A	Sep 02, 2004 – Sep 01, 2009	11,315.42 per year

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

2)	The increase in the costs which involved for the relevant listing activities, such as auditors fees, lawyer fees after our OTCBB listing on June 30, 2008.

Historical Revenues Breakdown by Region for the year ended December 31, 2007 and for the year ended December 31, 2008 (in US Dollar)

Regions	Year ended December 31,2007	Percentage	Year ended December 31,2008	Percentage
Henan Province	21,570,165	56.02%	24,586,846	59.02%
Shanxi Province	455,452	1.18%	820,764	1.97%
Hebei Province	3,857,984	10.02%	1,946,860	4.67%
Shandong Province	4,289,360	11.14%	976,697	2.34%
Hunan Province	622,367	1.62%	0	0
Guangdong Province	7,707,022	20.02%	9,290,382	22.30%
Hubei Province	0	0	3,181,004	7.64%
Guangxi Province	0	0	858,769	2.06%
Total	38,502,350	100.00%	41,661,322	100.00%

The regional sales were different as compared to the year ended December 31, 2007, the main reasons are:
1)	The local LPG production in Hunan refinery rose rapidly and can basically meet the local market demand, therefore the drop of local price made us lost the price advantage and lost existing clients;
2)
Refineries in Hubei and Guangxi reduced their production, so the local markets were in short supply, we used our advantage to expand the market rapidly in both place and established client base firmly.

Historical Revenues Breakdown by Products for the year ended December 31, 2007 and for the year ended December 31, 2008 (in US Dollar)

Items	Period ended Dec 31, 2007	Percentage	Period ended Dec 31, 2008	Percentage	Change In Amount	Change In Percentage (%)
CNG retail	1,214,115	3.15%	3,108,501	7.46%	1,894,386	156%
CNG wholesale	169,685	0.44%	156,746	0.38%	(12,939)	(8%)
LPG retail	4,424,481	11.49%	2,735,849	6.57%	(1,688,632)	(38%)
LPG wholesale	31,706,431	82.35%	29,183,237	70.05%	(2,523,194)	(8%)
Others	987,638	2.57%	6,476,989	15.55%	5,489,351	556%
Total	38,502,350	100.00%	41,661,322	100%	2,326,530	6%

The sales of CNG for the year ended December 31, 2008, increased 156% as compared to the year ended December 31, 2007. This was mainly due to:

1)	In 2007 the company acquired two companies in JIAOZUO and CHANGZHI and the number of our gas station increased three more, which lead to the increase of our market share;
2)	Existing CNG filling stations are operating at more experienced level, and sales rose through a series of marketing activities, which formed stable customer base;
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

2)	The global financial crisis in 2008 endangered the China economy. Some of our clients even begin limited or stopped their production capacity, which lead to the decline of our wholesale business.

“Others” increased 556% comparing to last year. This is mainly due to the blending of DME with LPG. DME is a colorless gas, safer than LPG in storage and transportation, better combustion performance. It can be mixed with LPG to improve the heating energy.

Cost of Goods Sold (COGS)

COGS for the year ended December 31, 2008 was $37,085,144 which is 89.02% of total revenues and represents a 7.58% increase as compared to $34,471,783 and 89.53% of total revenues for the year ended December 31, 2007. The increase in COGS as a percentage of total revenue was primarily due to:

1)	The transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS, in compliance with U.S. GAAP;

2)	Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased purchasing costs.

COGS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COGS. The Company will adopt proper measures to reduce fluctuations in the COGS.

Gross Margin

For the fiscal years ended December 31, 2008 and 2007, the relevant portions of the statements of income are presented below:

Item	2007		2008		Changes
	Amount $	Percentage of Revenue	Amount $	Percentage of Revenue	Amount $	Percentage
Revenues	38,502,350	100%	41,661,322	100%	3,158,972	8.20%
COGS	34,471,783	89.53%	37,085,144	89.02%	2,613,361	7.58%
Gross Profit	4,030,567	10.47%	4,576,178	10.98%	545,611	13.54%

Table 7.4 Gross profit ratio of the leading products in 2007 and 2008

Items	2007	2008	Comparisons
Gross Main	18%	10.98%	(7.02%)
CNG retail	49%	32.46%	(16.54%)
CNG wholesale	3%	6.23%	3.23%
LPG retail	15%	5.34%	(9.66)%
LPG wholesale	7%	6.23%	(0.77)%

The gross profit margin for the year ended December 31, 2008 was 10.98%.

Gross profit margin of CNG retail decreased, this was mainly due to:

1)
Financial accounting method changes. In compliance with U.S. GAAP, the transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS, the decreased of gross margin;

2)
The increase in purchasing costs. Along with the increasing demand for natural gas, suppliers’ mark-up lead to our increased CNG purchasing costs. Our CNG retail price is not adjusted with it, so gross margin decreased.

Gross profit margin of LPG retail decreased, this was mainly due to:

1)
Financial accounting method changes. In compliance with U.S. GAAP, the transportation costs is counted into the purchasing costs in 2008, which lead to the increase of our COGS, the decreased of gross margin;

2)
The international crude oil prices rose in the first half year of 2008, which lead to the increase of LPG purchasing cost and the decrease of gross margin; although the crude oil prices decreased during the second half of the year, LPG prices have also decreased. Because of our business transformation under local policy which encourage CNG vehicles, Jinan companies drop the LPG retail business gradually.

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

Selling Expenses

Selling expenses for the year ended December 31, 2008 mainly included the salary of sales personnel and transportation cost. In 2008, selling expenses amounted to $25,440,350, representing 6.11% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In fiscal year 2008, the transportation cost increased 26.56% to approximately $1,550,300 compared with approximately $1,225,000 in fiscal year 2007.

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

Foreign Currency Translation Adjustment

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

As of December 31, 2008, cash and bank balances were $1,034,387, which accounted for 7% of total assets.  The inventories as of December 31, 2008 were $709,679.  For the year ended December 31, 2008, the company generated net cash flow of $2,019,351 from operating activities whereas net cash used in investing activities was $5,527,018.  Net cash provided from financing activities amounted to $3,181,358.  As a result, net cash decreased by $15,381 for the year ended December 31, 2008.

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

The primary sources of cash in 2008 were income from operations and financing activities. The Company had net cash flows provided by operations of $2,019,351 for the twelve months ended December 31, 2008 as compared to net cash provided by operations of $229,261 in the corresponding period last year. The increase in net cash flows from operations in 2008 as compared to 2007 was mainly due to the increase in net income and a decrease in accounts receivable and advances during the twelve months ended December 31, 2008 offset by a decrease in other payables and tax payable.

Cash outflows for investing activities increased from $4,982,926 in 2007 to $5,527,018 in 2008 as a result of equity merger and acquisition activities in 2008.

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

DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation

We have audited the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation (the “Company”) as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Prosperous Clean Energy Corporation as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
August 2, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation

We have audited the accompanying consolidated balance sheets of China Prosperous Clean Energy Corporation (the “Company”) as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Prosperous Clean Energy Corporation as of December 31, 2008, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 16, 2009
(Except for Note 2, 14, 15, 16, 18 and 19 as to
 which the date is August 2, 2010)

China Prosperous Clean Energy Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,034,387	$1,049,768
Accounts receivable	747,985	520,116
Inventories	709,679	1,163,343
Advance payments	2,389,907	2,172,455
Investment deposits-current	-	68,450
Dividend receivable	333,508	311,331
Prepaid expenses	12,550	80,229
Other receivables	1,879,264	4,748,743
Total current assets	7,107,280	10,114,435

Property, plant and equipment, net	4,086,364	3,532,148

Other assets:
Deferred income taxes	50,397	47,323
Goodwill	60,330	56,650
Investment in non-consolidated entities	3,877,294	3,202,104
Investment deposits-non current	-	416,176
Deposits for buildings, machinery and equipment	-	2,098,164
Other non current assets	5,483	-
Total other assets	3,993,504	5,820,417

Total assets	$15,187,148	$19,467,000

Liabilities Equity
Current liabilities:
Short term bank loan	$733,500	$-
Accounts payable and accrued expenses	480,539	1,335,398
Trade notes payable	-	1,406,847
Customer advance	458,737	-
Due to former shareholders	1,580,636	1,475,045
Income taxes payable	48,737	692,786
Loans payable for acquisition of subsidiaries	-	4,875,531
Due to related parties	493,019	-
Other payables	269,701	191,284
Total current liabilities	4,064,869	9,976,891

Long-term liabilities:
Long-term bank loan	146,700	-
Long-term payables	-	8,014,705
Total long-term liabilities	146,700	8,014,705

Total liabilities	4,211,569	17,991,596

Equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding at December 31, 2008
and 6,135,000 shares issued and outstanding at December 31, 2007.	120	59
Additional paid-in capital	8,055,262	(59)
Statutory reserve	225,893	120,511
Retained earnings	2,069,960	1,121,524
Accumulated other comprehensive income	410,833	38,639
Total stockholders’ equity	10,762,068	1,280,675

Noncontrolling interests	213,511	194,729

Total equity	10,975,579	1,475,404

Total liabilities and equity	$15,187,148	$19,467,000

See accompanying notes to consolidated financial statements.

China Prosperous Clean Energy Corporation
Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)

Revenue	$41,661,322	$38,502,350

Cost of goods sold	37,085,144	34,471,783

Gross profit	4,576,178	4,030,567

Selling expenses	2,544,350	1,762,422
General and administrative expenses	875,637	638,031

Income from operations	1,156,191	1,630,114

Other income (expenses):
Dividend income	308,337	214,290
Interest expenses	(34,931)	(48,925)
Other income (expenses)	(9,758)	178,654
Total other income (expenses)	263,648	344,019

Income before income tax and noncontrolling interest	1,419,839	1,974,133

Provision for income taxes	369,920	731,269

Income before noncontrolling interest	1,049,919	1,242,864

Noncontrolling interests	(3,899)	537

Net income	1,053,818	1,242,327

Other comprehensive income
Foreign currency translation adjustment	372,194	38,563

Comprehensive income	$1,426,012	$1,280,890

Weight average number of shares
Basic and diluted	9,083,525	6,135,000

Earnings per share
Basic and diluted	$0.12	$0.20

See accompanying notes to consolidated financial statements.

China Prosperous Clean Energy Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

						Accumulated
			Additional			other	Total
	Common Stock		Paid in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance at December 31, 2006	5,865,000	$59	$(59)	$-	$(292)	$76	$(215)

Net income	-	-	-	-	1,242,327	-	1,242,327

Statutory reserve	-	-	-	120,511	(120,511)	-	-

Other comprehensive income	-	-	-	-	-	38,563	38,563

Balance at December 31, 2007	5,865,000	$59	$(59)	$120,511	$1,121,524	$38,639	$1,280,675

Common stock issued in
reverse merger	6,135,000	60	(60)	-	-	-	-

Recapitalization in reverse merger	-	-	8,055,381	-	-	-	8,055,381

Net income	-	-	-	-	1,053,818	-	1,053,818

Statutory reserve	-	-	-	105,38	(105,382)	-	-

Other comprehensive income	-	-	-	-	-	372,194	372,194

Balance at December 31, 2008	12,000,000	$120	$8,055,262	$225,893	$2,069,960	$410,833	$10,762,068

See accompanying notes to consolidated financial statements.

China Prosperous Clean Energy Corporation
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,053,818	$1,242,327
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	356,753	224,004
Investment Income	(308,337)	(214,290)
Noncontrolling interests	3,899	537
Changes in assets and liabilities:
Accounts receivable, net	(187,323)	(86,735)
Inventories	527,609	(659,663)
Advance payments	(60,860)	(551,589)
Dividend receivable	108	-
Prepaid expenses	72,146	-
Other receivables	3,153,631	-
Deferred income taxes	-	56,832
Other non current assets	(5,388)	-
Accounts payable and accrued expenses	(1,046,933)	(322,733)
Customer advances	(1,030,588)	-
Income taxes payable	(681,585)	540,571
Other payables	172,401	-
Total adjustments	965,533	(1,013,066)

Net cash provided by operating activities	2,019,351	229,261

Cash flows from investing activities:
Acquisition of property and equipment	(652,881)	(536,223)
Deposit for buildings, machinery & equipment	-	(2,098,164)
Investment deposit paid	-	(419,978)
Proceeds from investment income	259,594	-
Capital contributions from minority shareholders	-	54,760
Acquisition of subsidiaries, net of cash and cash equivalents acquired	-	(1,983,321)
Repayment of loans for acquisition of subsidiaries	(5,133,731)	-
Net cash used in investing activities	(5,527,018)	(4,982,926)

Cash flows from financing activities:
Additional paid-in capital from shareholders	8,061,880	-
Proceeds from short-term bank loan	720,750	-
Proceeds from related party loans	484,449	-
Proceeds from long-term bank loan	144,150	-
Proceeds from other entity loans		5,905,795
Repayment of advances from a former shareholder	(1,329,498)	-
Repayment of advances from other third parties	(4,900,373)	-
Net cash provided by financing activities	3,181,358	5,905,795

Effect of foreign currency translation on cash	310,928	(102,362)

Net increase (decrease) in cash and cash equivalents	(15,381)	1,049,768

Cash and cash equivalents, beginning of period	1,049,768	-

Cash and cash equivalents, end of period	$1,034,387	$1,049,768

Supplemental disclosure information:
Interest paid	$34,391	$46,736
Income taxes paid	$319,523	$200,537

See accompanying notes to consolidated financial statements.

China Prosperous Clean Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
(d)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders areonly required to pay up 20% of the capital contribution requirement as a minimum and can make upthe remaining payment in two years’ time.

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

Accounts Receivable

Accounts receivable are stated at cost. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Comprehensive Income

SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

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

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	December 31,	December 31,
	2008	2007

Compressed natural gas	$48,926	$10,018
Liquefied petroleum gas	373,001	549,108
Dimethyl ether	47,421	396,914
Vehicle modification components and others	240,331	207,303
(“Jinan Zhongman”) (b)
	$709,679	$1,163,343

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

Note 8 – Investment Deposits

Investment deposits consisted of the following:

	December 31,	December 31,
	2008	2007

Deposit paid in connection with the establishment of Anyang
Dingran Gas Company Ltd. (“Anyang Dingran”) (a)	$-	$416,176
Refundable investment deposit relating to:
- Jinan Zhongman Zhenyuan Energy Technology Company Ltd.
(“Jinan Zhongman”) (b)	-	68,450
	-	484,626
Less: Current portion	-	(68,450)

Non-current portion	-	$416,176

Notes:

(a)
Investment deposit of $484,626 represented the amount paid by the Company for the establishment of Anyang Dingran in the PRC, in which the Company will have a 34% ownership interest. Anyang Dingran will have a registered capital of RMB 8 million (equivalent to $1,065,133) and intends to engage in the development and sales of natural gas.

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

Note 9 – Property and Equipment

Buildings, machinery and equipment consisted of the following:

	December 31,	December 31,
	2008	2007

Buildings	$225,543	$154,616
Machinery	2,652,704	2,115,142
Office equipment	286,124	279,757
Gas storage vehicles and motor vehicles	147,931	147,931
Construction in progress	1,493,214	1,167,003
	4,805,516	3,864,449
Less: Accumulated depreciation	(719,152)	(332,301)

	$4,086,364	$3,532,148

Depreciation expenses for the years ended December 31, 2008 and 2007 were $356,753 and $224,004, respectively.

Note 10 – Short Term Bank Loan

Short-term bank loan consisted of the following:

	December 31,	December 31,
	2008	2007

8.217% one-year term loan granted by Jinan Commercial Bank,
matured on January 28, 2009 and secured by the Company’s
bank deposit of $731,500 and a corporate guarantee given -
by a third party entity	$733,500	-

Note 11 – Due to Related Parties

Due to related parties are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 12 – Long Term Liabilities

Long-term liabilities consisted of the following:

	December 31,	December 31,
	2008	2007

Non-interest bearing long-term loan from Anyang Municipality, repayable on December 29, 2013. secured by the Company’s
future earnings	$146,700	$-
bank deposit of $731,500 and a corporate guarantee given -

Advances from a former shareholder, unsecured, non-interest
bearing only repayable on demand after September 30, 2009	-	1,262,631

Advances from other third parties, unsecured, non-interest
bearing, only repayable on demand after September 30, 2009	-	6,752,074

	$146,700	$8,014,705

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

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2008	2007
Computed tax @ statutory rate of 25%
($1,419,839*25% and $1,974,133*33% for December 31, 2008
and 2007, respectively)	$354,960	$651,464

Loss carryforward	(7,528)	-
Non taxable loss (income)	(77,269)	(70,716)
Tax catch up for 2007	3,639	-
Current year losses	96,118	150,521

Total provision for income taxes	$369,920	$731,269

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

For the fiscal year ended December 31, 2008, three main vendors accounted for approximately 56%, 11% and 9% of the Company’s total raw materials purchase, respectively. For the fiscal year ended December 31, 2007, three main vendors accounted for approximately 39%, 22% and 20% of the Company’s total raw materials purchase, respectively.

For the fiscal year ended December 31, 2008, three main customers accounted for approximately 6%, 5% and 4% of the Company’s total sales, respectively. For the fiscal year ended December 31, 2007, three main customers accounted for approximately 12%, 7% and 7% of the Company’s total sales, respectively. There was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008 and 2007, respectively.

Note 16 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Note 18 – Segment Information

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

Note 18 – Segment Information (continued)

During the years ended December 31, 2008, all of the Company’s operations were carried out in one geographical segment – China.

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

For the year ended December 31, 2008 and 2007

	For the Years Ended December 31,
Revenue from external customers	2008	2007
CNG Retail	$3,190,609	$1,348,004
LPG Retail	2,708,421	4,440,824
CNG and LPG Wholesale	34,725,063	32,423,168
Unallocated	1,037,229	290,354
Consolidated	$41,661,322	$38,502,350

	For the Years Ended December 31,
Net income	2008	2007
CNG Retail	$704,776	$238,003
LPG Retail	(214,792)	299,523
CNG and LPG Wholesale	723,022	895,169
Unallocated	(159,188)	(190,368)
Consolidated	$1,053,818	$1,242,327

	For the Years Ended December 31,
Investment income from non-consolidated entities	2008	2007
Consolidated	$308,337	$212,290

	For the Years Ended December 31,
Interest expenses	2008	2007
Consolidated	$(34,931)	$(48,925)

	For the Years Ended December 31,
Income before noncontrolling interest and income taxes	2008	2007
Consolidated	$1,419,839	$1,974,133

	For the Years Ended December 31,
Segment assets	2008	2007
CNG Retail	$1,114,178	$106,776
LPG Retail	52,318	65,125
CNG and LPG Wholesale	1,241,858	1,234,524
Unallocated	12,778,793	18,060,575
Consolidated	$15,187,148	$19,467,000

Note 19 – Restatements

The Company has restated the financial statements for the years ended December 31, 2008 to correct certain errors.

The effect of restatement on the balance sheets as originally reported is demonstrated below:

	December 31, 2008
	As Reported	As Restated
Additional paid-in capital	7,949,880	8,055,262
Retained earnings	2,175,342	2,069,960

The effect of restatement on the statements of operations and comprehensive income as originally reported is demonstrated below:

	December 31, 2008
	As Reported	As Restated
Weight average number of shares
Basic and diluted	12,000,000	9,083,525

Earnings per share
Basic and diluted	$0.09	$0.12

The Company also has restated the Statements of Stockholders’ Equity for the years ended December 31, 2008 to correctly reflect the reverse merger and resulting recapitalization.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors:
Name	Age	Position	Held Position Since
Wei Wang	41	Chief Executive Officer	June 19,2008 to Present
Hongjie Zhou		Acting Chief Financial Officer	April 14, 2010 to Present
Ben Wang	36	Chief Financial Officer (Former)	February 23, 2009 to April 14, 2010
Shiming Yu	39	Chief Financial Officer (Former)	June 19,2008 to April 10, 2010
Li Wang	32	Secretary of the Board	June 19, 2008 to Present As Treasurer from April 14, 2010 to Present

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

On April 14, 2010, Ben Wang resigned as the Chief Financial Officer, effective on April 14, 2010. Ben Wang’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, Hongjie Zhou was appointed as the Acting Chief Financial Officer of the Company.

Hongjie Zhou, graduated from the Accounting major at Henan Institute of Accounting and Economics. He has more than 10 years’ experiences in cost and accounting analysis at state-owned large machinery and equipments manufacturing companies. He was the cost controller at Anyang Forging Press Machinery Industrial Company, Ltd from 1993 to 2003. He was the general controller of Anyang Zhenyuan Group Co. Ltd from 2003 to 2007.  He started to work for Anyang Prosperous Energy Technology Developing Company, Ltd, one of our subsidiaries, in July 2007 and currently he served as the accounting manager of Anyang Prosperous Energy Technology Developing Company, Ltd.

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

On April 11, 2010, Shiming Yu resigned as the board director of China Prosperous Clean Energy Corporation, effective on April 11, 2010. Shiming Yu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, in connection with Shiming Yu’s resignation from his position of board director on April 11, 2010, the Board of Directors terminated Shiming Yu as the Treasurer of the Board of Directors and appointed Li Wang, a current board director, as the new Treasurer of the Board of Directors, effective immediately.

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

On April 11, 2010, Shiming Yu resigned as the board director of China Prosperous Clean Energy Corporation, effective on April 11, 2010. Shiming Yu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, in connection with Shiming Yu’s resignation from his position of board director on April 11, 2010, the Board of Directors terminated Shiming Yu as the Treasurer of the Board of Directors and appointed Li Wang, a current board director, as the new Treasurer of the Board of Directors, effective immediately.

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

On April 11, 2010, Shiming Yu resigned as the board director of China Prosperous Clean Energy Corporation, effective on April 11, 2010. Shiming Yu’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 14, 2010, in connection with Shiming Yu’s resignation from his position of board director on April 11, 2010, the Board of Directors terminated Shiming Yu as the Treasurer of the Board of Directors and appointed Li Wang, a current board director, as the new Treasurer of the Board of Directors, effective immediately.

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

Name of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of CommonStock Outstanding

Executive Officers and Directors
Wei Wang	0	0
Li Wang	0	0
Shiming Yu	0	0
Ben Wang	0	0
All officers and directors as a group	0	0
5% holders
Oracular Dragon Capital Company, Ltd.	10,389,231	86.58%

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

Date:	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

August 06, 2010	/s/ Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer