Form 10-Q
period 2010-06-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2010-08-13
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of August 13, 2010.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation (the “Company”) as of June 30, 2010, and the related consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2010 and 2009, and consolidated statements of cash flows for the six months ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

August 10, 2010

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$727,759	$694,620
Restricted cash	295,446	294,807
Accounts receivable	325,914	360,581
Inventories	791,537	553,187
Advance payments	9,223,999	15,284,156
Dividend receivable	177,223	333,508
Other receivables	4,026,446	2,300,314
Total current assets	15,568,324	19,821,173

Property, plant and equipment, net	4,634,246	4,541,763

Other assets:
Deferred income taxes	50,603	50,397
Goodwill	60,577	60,330
Investment in non-consolidated entities	9,347,451	3,818,615
Other non-current assets	15,207	16,055
Total other assets	9,473,838	3,945,397

Total assets	$29,676,408	$28,308,333

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$783,520	$833,375
Short-term bank loan	441,900	880,200
Trade notes payable	589,200	586,800
Customer advances	830,797	233,486
Due to former shareholders	1,587,101	1,580,636
Loans from third parties	14,371,772	13,300,170
Current portion of long-term debt and other current liabilities	380,511	218,651
Total current liabilities	18,984,801	17,633,318

Long-term liabilities:
Long-term bank loan	-	146,700
Total long-term liabilities	-	146,700

Total liabilities	18,984,801	17,780,018

Equity
Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	8,055,262	8,055,262
Statutory reserve	260,836	260,836
Retained earnings	1,917,836	1,787,879
Accumulated other comprehensive income	443,898	409,222
Total stockholders’ equity	10,677,952	10,513,319

Noncontrolling interest	13,655	14,996

Total equity	10,691,607	10,528,315

Total liabilities and equity	$29,676,408	$28,308,333

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales	$5,311,443	$5,416,252	$9,984,439	$9,421,115

Cost of sales	4,674,824	4,673,606	8,654,492	8,014,060

Gross profit	636,619	742,646	1,329,947	1,407,055

Operating expenses:
Selling expenses	391,739	449,393	811,889	951,891
General and administrative expenses:	170,349	200,136	351,954	370,588
Total operating expenses	562,088	649,529	1,163,843	1,322,479

Income from operations	74,531	93,117	166,104	84,576

Other income (expenses):
Investment income	78,464	78,630	156,885	156,976
Interest expense	(217)	(16,532)	(32,231)	(31,209)
Other income (expenses)	(7,625)	6,369	(103,786)	10,876
Total other income (expenses)	70,622	68,467	20,868	136,643

Income before provision for income taxes	145,153	161,584	186,972	221,219

Provision for income taxes	39,704	39,861	58,410	50,707

Income before noncontrolling interest	105,449	121,723	128,562	170,512

Less: net income attributable to noncontrolling interest	(1,333)	474	(1,395)	1,235

Net income attributable to CHPC	106,782	121,249	129,957	169,277

Other comprehensive income (loss)
Foreign currency translation adjustment	34,667	(41,380)	34,676	58,938

Comprehensive income	$141,449	$79,869	$164,633	$228,215

Weighted average number of shares
Basic and diluted	12,000,000	12,000,000	12,000,000	12,000,000

Earnings per share
Basic and diluted	$0.01	$0.01	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$129,957	$169,277
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	109,940	161,556
Noncontrolling interest	(1,395)	1,235
Changes in assets and liabilities:
Accounts receivable	35,970	374,185
Inventories	(234,965)	(20,418)
Advance payments	1,401,028	(3,767,700)
Dividend receivable	156,899	156,648
Other receivables	(1,708,566)	96,819
Other non current assets	909	(10)
Accounts payable and accrued expenses	(53,010)	102,517
Trade notes payable	-	439,710
Customer advances	593,522	175,566
Current portion of long-term debt and other current liabilities	160,201	(35,370)
Total adjustments	460,533	(2,315,262)

Net cash provided by (used in) operating activities:	590,490	(2,145,985)

Cash flows from investing activities:
Advance payments for purchase of fixed assets	(785,898)	-
Acquisition of property and equipment	(183,496)	(389,130)
Investment in non-consolidated entities	(8,576)	58,628
Net cash used in investing activities:	(977,970)	(330,502)

Cash flows from financing activities:
Repayment of short-term bank loans	(439,800)	(293,140)
Repayment of related party loans	-	(492,582)
Proceeds from third party loans	1,012,371	3,378,271
Repayment of long-term bank loan	(146,600)	-
Payments to noncontrolling interest for ownership buyback	-	(202,468)
Net cash provided by financing activities:	425,971	2,390,081

Effect of foreign currency translation on cash	(4,713)	(26,958)

Net increase (decrease) in cash and cash equivalents and
restricted cash	33,778	(113,364)

Cash and cash equivalents and restricted cash – beginning	989,427	1,034,387

Cash and cash equivalents and restricted cash – ending	$1,023,205	$921,023

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$5,478,442	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010 and 2009
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

As of June 30, 2010, details of the subsidiaries of the Company are as follows:

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

(d)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years.

Fuyang Prosperous was incorporated with a registered capital of $1,369,000. As the Company holds 100% ownership interest in Fuyang Prosperous, it is required to contribute $1,369,000 into the capital of Fuyang Prosperous. Up to June 30, 2010, the Company had only contributed $273,800 leaving $1,095,200 remained outstanding.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2010	2009

Compressed natural gas	$202,951	$65,600
Liquefied petroleum gas	350,224	150,384
Dimethyl ether	52,136	140,660
Vehicle modification components and other	186,226	196,543

Total	$791,537	$553,187

Note 4 – Advance Payments

Advance payments at June 30, 2010 and June 30, 2009 consist of the following:

	June 30,	December 31,
	2010	2009

Raw material	$4,010,998	$6,950,996
Property and equipment	5,213,001	2,850,981
Investment in non-consolidated entity	-	5,482,179

Total	$9,223,999	$15,284,156

Note 5 – Dividend Receivable

Dividend receivable as of June 30, 2010 and December 31, 2009 were $177,223 and $333,508, respectively, representing income receivable from Anyang PetroChina.

Note 6 – Other Receivables

Other receivables primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Other receivables outstanding as of June 30, 2010 and December 31, 2009 were $4,026,446 and $2,300,314, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009

Buildings	$1,126,089	$1,106,703
Machinery	3,083,568	3,050,621
Office equipment	77,930	72,880
Gas storage vehicles and motor vehicles	123,657	123,153
Construction in progress	1,425,031	1,275,523
	5,836,275	5,628,880
Less: Accumulated depreciation	(1,202,029)	(1,087,117)

Total	$4,634,246	$4,541,763

Depreciation expenses for the three months ended June 30, 2010 and 2009 were $92,040 and $56,128, respectively. Depreciation expenses for the six months ended June 30, 2010 and 2009 were $109,940 and $105,353, respectively.

Note 8 – Deferred Income Taxes

Deferred income tax asset of $50,603 and $50,397 as of June 30, 2010 and December 31, 2009 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of June 30, 2010 and December 31, 2009.

Note 9 – Goodwill

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of June 30, 2010, no impairment was noted or recorded.

Note 10 – Investment in Non-consolidated Entities

As of June 30, 2010, available-for-sale securities consisted of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG
Ancai Energy Co.Ltd	PRC	15%	Investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations.

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies. As of June 30, 2010 and 2009, there was no allowance for impairment losses.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until June 30, 2010. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2010 and 2009, dividend income of $156,885 and $156,976, respectively, from Anyang Petrol China were included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April18, 2008 and was registered with capital of 80 million RMB. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment.The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center.

As of June 30, 2010, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 11 – Accounts Payable and Accrued Expenses

	June 30, 2010	December 31, 2009

Accounts payable	$398,589	$820,868
Accrued expenses	384,931	12,507

Total	$783,520	$833,375

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short Term Bank Loan

Short-term bank loan consists of the following:

	June 30,	December 31,
	2010	2009

6.372% one-year term loan from Bank of China, maturing on
August 30, 2010 and secured by the company's property and
equipment. Interest is to be paid monthly; and 6.372% one-year term loan from Bank of China, maturing on March 24, and secured
by the company's Warehouse receipts	$441,900	$880,200

Total	$441,900	$880,200

Note 13 – Due to Former Shareholders

Balances due to the former shareholders relate to a series of mergers and acquisitions of the Company in 2008. As of June 30, 2010 and December 31, 2009, the outstanding balance due to the former shareholders was$1,587,101 and $1,580,636, respectively.

Note 14 – Loans From Third Parties

The balance of loans from third parties as of June 30 2010 consists primarily of a loan from Anyang Zhenyuan Group of $12,612,390 for funding the investments in certain subsidiaries. The remaining balance of $1,759,382 as of June 30, 2010 consists of various loans from third parties that are non-interest bearing and payable on demand. The balance of loans from third parties as of December 31 2009 consists of a loan from Anyang Zhenyuan Group of $13,300,170, $11,056,779 of which was for the development and construction of gasoline stations. This loan is to be paid in full by August 24, 2010. Interest is to be calculated using an annual fixed interest rate of 6% and to be paid with principal at end of the term of the loan. The remaining balance of $2,243,391 was for working capital needs which is unsecured and non-interest bearing.

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

Note 15 – Income Taxes (continued)

Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. Meanwhile, according to Rule 28 of New CIT Law, income tax of small low-profit enterprises is subject to the reduced rate of 20%. Changzhi Company as one of the Company’s subsidiaries meets the conditions of small low-profit enterprises, so Changzhi Company’s income tax rate of 20% in 2009.

The Company’s provision for income taxes consists of:

	For the Six Months Ended June 30,
	2010	2009
Current – PRC	$58,410	$50,707
Deferred	-	-
Total	$58,410	$50,707

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

	Three Months Ended June 30,
	2010	2009

Net income	$106,782	$121,249

Weighted average common shares	12,000,000	12,000,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000
(denominator for diluted income per share)

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

	Six Months Ended June 30,
	2010	2009

Net income	$129,957	$169,277

Weighted average common shares	12,000,000	12,000,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000
(denominator for diluted income per share)

Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01

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

Note 18 – Concentration of Credit Risk

As of June 30, 2010 and 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended June 30, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2010 and 2009 were due from customers located in the PRC.

As of June 30, 2010 and December 31, 2009, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 19 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended June 30,
	2010	2009

Cash paid for interest	$32,231	$31,209
Cash paid for income taxes	$58,410	$50,707

Note 20 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2010 are as follows:

Period ended June 30,
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

During the six months ended June 30, 2010, all of the Company’s operations were carried out in one geographical segment – China.

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

	For the Six Months Ended June 30,
Revenue from external customers	2010	2009
CNG retail	$2,762,495	$1,888,399
LPG retail	297,955	535,890
CNG and LPG wholesale	5,066,256	5,550,076
Unallocated	1,857,733	1,446,750
Consolidated	$9,984,439	$9,421,115

	For the Six Months Ended June 30,
Net income	2010	2009
CNG retail	$259,124	$207,724
LPG retail	(24,121)	35,282
CNG and LPG wholesale	(301,974)	(163,966)
Unallocated	196,928	90,237
Consolidated	$129,957	$169,277

	For the Six Months Ended June 30,
Investment income from non-consolidated entities	2010	2009
Consolidated	$156,885	$156,976

	For the Six Months Ended June 30,
Interest expenses	2010	2009
Consolidated	$(32,231)	$(31,209)

	For the Six Months Ended June 30,
Income before noncontrolling interest and income taxes	2010	2009
Consolidated	$186,972	$221,219

	For the Six Months Ended June 30,
Segment assets	2010	2009
CNG retail	$1,895,854	$1,114,178
LPG retail	46,804	52,318
CNG and LPG wholesale	1,088,154	1,288,982
Unallocated	26,645,596	15,926,822
Consolidated	$29,676,408	$18,382,300

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of June 30, 2010, $1= 6.7889 Yuan.

OVERVIEW

Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top. Along with the reform and opening up and  China's sustained economic growth and rising consumption level, the gas industry as the basis of the energy industry, has been in a sustained and rapid development process, including LPG and CNG, and  other clean gas consumption. With China's sustained and rapid economic growth, and increasing social environmental awareness, clean, renewable energy has been encouraging by industrial policy. "The People's Republic of China National Economic and Social Development of the 11 th Five-Year Plan" clearly declaim that optimizing the energy industry to accelerate the development of LPG, to expand cooperation with offshore LPG resources, and develop gas industry. Especially "implement clean energy car action plan, development of hybrid vehicles, and promote gas use on city buses, taxis and other industries”. LPG, CNG and other clean energy will play an important role in future, there will be immense room for development and a very good development prospects. We plan to add 5 stations in 2010, 20 new stations in 2011, which will be the highlights of the Company.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Up to June 30, 2010, there was no accounts receivable reserve.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	June 30, 2010	December 31, 2009
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	US$1:RMB6.7889	US$1:RMB6.8166

	Three months ended June 30, 2010	Three months ended June 30, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8335	US$1:RMB6.8399

	Six months ended June 30, 2010	Six months ended June 30, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.8171	US$1:RMB6.8432

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended June 30, 2010 and 2009.

Profit & Loss for the quarter ended June 30, 2010 and 2009

	For the quarter ended June 30, 2010		For the quarter ended June 30, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	$(%)
Sales	$5,311,443	100.00%	5,416,252	100.00%	(104,819)	(1.94%)

Cost of Sales	4,674,824	88.01%	4,673,606	86.29%	1,218	0.03%

Gross Profit	636,619	11.99%	742,646	13.71%	(106,027)	(14.28%)

Operating Expenses：	562,088	10.58%	649,529	11.99%	(87,441)	(13.46%)

Selling Expenses	391,739	7.38%	449,393	8.30%	(57,654)	(12.83%)

General & Administrative Expenses	170,349	3.21%	200,136	3.70%	(29,787)	(14.88%)

Income from Operations	74,531	1.40%	93,117	1.72%	(18,586)	(19.96%)

Other Income (Expenses)：	70,622	1.33%	68,467	1.26%	2,155	3.15%

Investment Income	78,464	1.48%	78,630	1.45%	(166)	(0.21%)

Interest Expense	(217)	-%	(16,532)	(0.31%)	(16,315)	(98.69%)

Other Income (Expenses)	(7,625)	(0.14%)	6,369	0.12%	(13,995)	(219.07%)

Income before Provision for Income Taxes	145,153	2.73%	161,584	2.98%	(16,432)	(10.17%)

Provision for Income Taxes	39,704	0.75%	39,861	0.74%	(157)	(0.39%)

Income before Noncontrolling Interest	105,449	1.99%	121,723	2.25%	(16,257)	(13.37%)

Noncontrolling Interest	(1,333)	(0.03%)	474		0.01%	(1, 808)	(381.43%)

Net Income	106,782	2.01%	121,249		2.24%	(14,467)	(13.37%)

Foreign Currency Translation Adjustment	34,667	0.65%	(41,380	）	(0.76%)	76,046	183.77%

Total Comprehensive Income	141,449	2.66% %	79,869		1.47%	61,579	77.10%

 Profit & Loss for the Six months ended June 30, 2010 and 2009

	For the six months ended June 30, 2010		For the six months ended June 30, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
Sales	9,984,439	100.00%	9,421,115	100.00%	563,324	5.98%

Cost of Sales	8,654,492	86.68%	8,014,060	85.06%	640,432	7.99%

Gross Profit	1,329,947	13.32%	1,407,055	14.94%	(77,108)	（5.48%）

Operating Expenses：	1,163,843	11.66%	1,322,479	14.04%	(158,636)	(12.00%)

Selling Expenses	811,889	8.13%	951,891	10.10%	(140,002)	(14.71%)

General & Administrative Expenses	351,954	3.53%	370,588	3.93%	(18,634)	(5.03%)

Income from Operations	166,104	1.66%	84,576	0.90%	81,528	96.40%

Other Income (Expenses)：	20,868	0.21%	136,643	1.45%	(115,775)	(84.73%)

Investment Income	156,885	1.57%	156,976	1.67%	(91)	(0.06%)

Interest Expense	(32,231)	(0.32%)	(31,209)	(0.33%)	1,022	3.27%

Other Income (Expenses)	(103,786)	（1.04%）	10,876	0.12%	(114,662)	(1,054.27%)

Income before Provision for Income Taxes	186,972	1.87%	221,219	2.35%	(34,247)	(15.48%)

Provision for Income Taxes	58,410	0.59%	50,707	0.54%	7,703	15.19%

Income before Noncontrolling interest	128,562	1.29%	170,512	1.81%	(41,950)	(24.60%)

Noncontrolling Interest	(1,395)	（0.01%）	1,235	0.01%	(2,630)	(212.96%)

Net Income	129,957	1.30%	169,277	1.80%	(39,320)	(23.23%)

Foreign Currency Translation Adjustment	34,676	0.35%	58,938	0.63%	(24,262)	(41.17%)

Total Comprehensive Income	164,633	1.65%	228,215	2.42%	(63,582)	(27.86%)

The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months and six months ended June 30, 2010 and 2009.

SALES

Historical Financial Information for the quarter ended June 30, 2010 and for the quarter ended June 30, 2009:

	For the quarter ended June 30 2010	For the quarter ended June 30 2009	Change in Percentage (%)
Sales	$5,311,443	$5,416,252	(1.94%)
Net income	$106,782	$121,249	（11.93%)
Net Income as a percentage of sales	$2.01%	$2.24%	（17.62%)

The Company’s consolidated sales decreased to $5,311,433 for the quarter ended June 30, 2010, a 16.67% decrease from $5,416,252 reported for the quarter ended June 30, 2009. The decrease in revenue resulted primarily from the following factors:

1)	The sales of our three LPG stations decrease by 41.38%,which was affected by energy policies and the LPG taxis out of the market.

2)
In the First Half of the Year,a lot of LPG companies blend the LPG with a high cost and DME with a lower cost together to get a lower price, so the sale price decreased, which affected our LPG business very much and caused a decrease of 22.74%.

Our consolidated net income decreased by 11.93% to $106,782 for the quarter ended June 30, 2010, as compared to $121,249 for the quarter ended June 30, 2009. This decrease was attributable to:

1)
The sales decreased. Affected by LPG business, the sales decreased by 1.94%. In light of the increasing demand for natural gas, our suppliers increased CNG prices, which led to the increase in our CNG purchasing costs. Because of the above two factors, the gross profit fell by 14.28%, and meanwhile the consolidated net income decreased

2)	The increase in interest expense. In August, 2009, we obtained some interest on deposit from Bank of China in Anyang,which counteracted the effect of increased interest expense.

Revenues breakdown by segments for the quarter ended June 30, 2010 and for the quarter ended June 30, 2009 (in US Dollar)

Items	For the quarter ended June 30, 2010 ($)	Percentage (%)	For the quarter ended June 30, 2009 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	1,443,046	27.17%	960,189	17.73%	482,857	50.29%
CNG wholesale	-	-%	1,493	0.03%	(1,493)	(100.00%)
LPG retail	140,290	2.64%	239,318	4.42%	(99,028)	(41.38%)
LPG wholesale	2,723,323	51.27%	3,524,737	65.08%	(801,414	(22.74%)
Others	1,004,784	18.92%	690,515	12.75%	314,268	45.51%
TOTAL	5,311,443	100.00%	5,416,252	100.00%	(104,809)	(1.94%)

The CNG retail for the quarter ended June 30, 2010 was increased by 50.29% as compared to the quarter ended June 30, 2009. This was mainly due to:

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

2)
In 2009, we have two new CNG fillings stations open for business, which were West Jiefang Road station open in Jiaozuo City in January 2009 and Pingdingshan station in Pingdingshan in March, 2009. In the quarter ended June 30, 2010 these two new stations were in full operations and the Company has in total six fully operating CNG stations, which contributed to the increase in CNG retail sales;

3)
Changzi City, where our Changzhi CNG station is located, adopted a unified retail price for CNG products, which enabled our Changzhi CNG station to avoid unhealthy market competition and to maintain healthy operation that led to the increase in sales of Changzhi CNG station.

LPG retail sales fell by 41.38% compared to the same quarter of 2009. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, which caused the decrease in our existing LPG retail sales.

Other sales increased by 45.51% compared to the first quarter of 2009. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the recovery of Chinese economy, the use of DME arose along with the increase of LPG use and as such, the DME sales arose.

COST OF SALES (COS)

COS for the quarter ended June 30, 2010 was $4,674,824 which is 88.01% of total revenues and represents a 0.03% increase as compared to$4,673,606 and 86.29% of total revenues for the quarter ended June 30, 2009. The increase in COS as a percentage of total revenue was primarily because along with the increasing demand for natural gas, suppliers increased CNG prices, which led to the increase in CNG purchasing costs.

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

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2010 and 2009 (for the quarter ended June 30):

Gross Margin	2010	2009	Comparisons
TOTAL	11.99%	13.71%	(1.72%)
CNG Retail	23.90%	86.10%	(23.60%)
CNG Wholesale		14.04%	(100.00%)
LPG Retail	11.88%	86.10%	(74.22%)
LPG Wholesale	2.41%	5.17%	(2.76%)

Gross profit margin of CNG retail decreased, which was mainly due to the decrease in CNG retail price caused by the furious competitions in CNG market.

Gross profit margin of LPG retail decreased, which was mainly due to the increase of LPG purchasing cost along with the increase of international crude oil price.

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended June 30, 2010 and 2009 (net of tax)

Quarter Ended June 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2009	$427.98	$426.12	$0.29
2010	$742.04	$685.69	$0.32

SELLING EXPENSES

Selling expenses for the quarter ended June 30, 2010 mainly included the salary of sales personnel and transportation cost. In the second quarter of 2010, selling expenses amounted to $ 391,739, representing 7.38% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the second quarter of 2010, the transportation cost decreased 20.25% to approximately $168,374 compared with approximately $211,126 in the same quarter 2009.

The selling expenses for the quarter ended June 30, 2010 was decreased by 12.83% as compared to $449,393 for the quarter ended June 30, 2009. The main reason is that we were able to lower the transportation cost by directly transporting the products trough the distribution pipeline operated by Henan Ancai Energy Co., Ltd, of which we acquired 15% of the ownership on December 9, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended June 30, 2010, mainly included the salary and welfare of the management personnel and office related expenses, $170,349, which accounted for 3.21% of total sales. For the quarter ended June 30, 2009, the general and administrative expenses was $200,136, accounted for 3.70% of total sales, which represents a 14.88% decrease. The reason of the decrease was that the business of Jinan stations were ceased, and the employee turnover, which resulted in a 79% decrease in the general and administrative expenses in Jinan.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended June 30, 2010, interest expenses was $217. For quarter ended June 30, 2009, it was $16,532 representing 0.31% of total sales.

The main reason for the decrease of the $16,315interest expenses, which represents a 98.69% decrease as compared to $16,532 for the quarter ended June 30, 2009, is that we earned some interest on deposit from bank of China in June 2010.

INCOME FROM OPERATIONS

The Company's consolidated income from operations for the quarter ended June 30, 2010 decreased by 19.96% to $74,531, from $93,117 reported for the quarter ended June 30, 2009. This was mainly due to:
The decrease in sales. Due to the effect of LPG business, the sales decreased by 1.94%, along with the demand of CNG, CNG price arises. Purchasing cost arised by 0.03%. All of the above reasons resulted in the decrease in income from operations by 19.96%.

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

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that was completed in June 2010, equipment installation teating for which is under way. The second gas station  in Changzhi is being built and will be completed by the end of 2010;

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

NET INCOME

The net income for the quarter ended June 30, 2010 was $106,782 and 2.01% of sales, comparing to $121,249 and 2.24% in the same quarter in 2009. The main reason of the decrease was that although the sales decreased, at the same time, the CNG cost price inflation, and the gross profit decrease. Although the related expenses decreased, which couldn’t counteract the effect of cost price inflation, the net income decreased by 11.93%.

ACCOUNT RECEIVABLE

Account receivable balance as of June 30, 2010 and December 31, 2009 was $325,914 and $360,581, respectively The average turnover rate of account receivable is 29 times, or 12 days.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity had been cash generated from operations. Historically, the primary liquidity requirements were for capital expenditures and working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are insignificant.

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

As of June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of approximately $1,023,205 and $989,427 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

Cash provided by (used in):	Six months ended June 30, 2010	Six months ended June 30, 2009	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	590,490	（2,145,985）	2,736,475	128%

Investing Activities	（977,970）	（330,502）	647,468	196%

Financing Activities	425,971	2,390,081	（1,964,110）	(82%)

Net cash flow provided by operating activities was $590,490 in the six months ended June 30, 2010, as compared to net cash flow provided by operating activities of ($2,145,985) in the six months ended June 30, 2009, representing a increase of $2,736,475or 128%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COGS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash inflows from operating activities was mainly due to:

1)	Payment advances from customers;

2)
The customers of payment in advance reduced. on December 9, 2009, Anyang Prosperous acquired 15% of the shares of Henan Ancai Energy Co., Ltd. Payment in advance of the purchasement was turned into the investment after finishing the acquire procedure in 2010.

Net cash flow used in investing activities was ($977,970) for the six months ended June 30, 2010, as compared to net cash used in investing activities of ($330,502) for the six months ended June 30, 2009, representing a increase of $647,468 or 196%. The increase of net cash flow used in investing activities was mainly because we prepaid $785,898 for fixed assets.

 Net cash flow provided by financing activities was $425,971 for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $2,390,081 for the six months ended June 30, 2009, representing a decrease of ($1,964,110)or (82%). This is mainly due to repayments of some of the loans from other third party.

We do not believe that inflation had a significant negative impact on our results of operations during 2010.

As of June 30, 2010, our total assets were $29,676,408 and our total liabilities were $18,984,801. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.64:1.

As of December 31, 2009, our total assets were $28,308,333 and our total liabilities were $17,780,018. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.63:1.

As of June 30, 2010, cash and bank balances were$1,023,205, which accounted for 3.45% of total assets. The inventories as of June 30, 2010 were $791,537. For the quarter ended June 30, 2010, the company generated net cash flow of $590,490 from operating activities whereas net cash used in investing activities was ($977,970). Net cash provided from financing activities amounted to $425,971. As a result, net cash increased by $33,778 for the quarter ended June 30, 2010.

Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of March, 31, 2008 and thereafter.

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended June 30,
	2010	2009

Current – PRC	$39,704	$39,861

Deferred	$39,704	$39,861

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

Date: August 13, 2010	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer