Form 10-Q
period 2010-09-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2010-11-12
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,000,000 as of November 12, 2010.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation

We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation (the “Company”) as of September 30, 2010, and the related consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2010 and 2009, and consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Prosperous Clean Energy Corporation as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Partizio & Zhao, LLC

Parsippany, New Jersey
November 12, 2010

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,569,592	$694,620
Restricted cash	860	294,807
Accounts receivable	170,856	360,581
Inventories	1,021,980	553,187
Advance payments	6,664,098	15,284,156
Dividend receivable	260,163	333,508
Other receivables	4,539,939	2,300,314
Total current assets	17,227,488	19,821,173

Property, plant and equipment, net	4,612,932	4,541,763

Other assets:
Deferred income taxes	51,428	50,397
Goodwill	61,564	60,330
Investment in non-consolidated entities	9,260,231	3,818,615
Other non-current assets	15,410	16,055
Total other assets	9,388,633	3,945,397

Total assets	$31,229,053	$28,308,333

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,787	$833,375
Short-term bank loan	-	880,200
Trade notes payable	-	586,800
Customer advances	756,877	233,486
Due to former shareholders	1,612,960	1,580,636
Loans from third parties	16,807,590	13,300,170
Current portion of long-term debt and other current liabilities	850,054	218,651
Total current liabilities	20,030,268	17,633,318

Long-term liabilities:
Long-term bank loan	-	146,700
Total long-term liabilities	-	146,700

Total liabilities	20,030,268	17,780,018

Equity
Stockholders’ equity:
Common stock, $0.00001 par value, 75,000,000 shares authorized,
12,000,000 shares issued and outstanding	120	120
Additional paid-in capital	8,055,262	8,055,262
Statutory reserve	260,836	260,836
Retained earnings	2,279,878	1,787,879
Accumulated other comprehensive income	590,095	409,222
Total stockholders’ equity	11,186,191	10,513,319

Noncontrolling interest	12,594	14,996

Total equity	11,198,785	10,528,315

Total liabilities and equity	$31,229,053	$28,308,333

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Sales	$6,739,042	$7,443,652	$16,723,481	$16,865,037

Cost of sales	5,746,539	6,650,337	14,401,031	14,664,584

Gross profit	992,503	793,315	2,322,450	2,200,453

Operating expenses:
Selling expenses	432,372	604,803	1,244,261	1,556,742
General and administrative expenses	211,178	207,839	563,131	578,450
Total operating expenses	643,550	812,642	1,807,392	2,135,192

Income (loss) from operations	348,953	(19,327)	515,058	65,261

Other income (expenses):
Investment income	79,100	78,400	235,985	235,386
Interest expense, net	(4,826)	(23,393)	(37,058)	(54,602)
Other income (expenses)	(1,616)	183	(105,402)	11,061
Total other income (expenses)	72,658	55,190	93,525	191,845

Income before provision for income taxes	421,611	35,863	608,583	257,106

Provision for income taxes	60,834	24,205	119,244	74,916

Net income	360,777	11,658	489,339	182,190

Less: Net Income (loss) attributable to noncontrolling interest	(2,599)	(290)	(2,661)	945

Net income attributable to CHPC	363,376	11,948	492,000	181,245

Other comprehensive income (loss)
Foreign currency translation adjustment	146,197	26,837	180,872	(24,952)

Comprehensive income	$509,573	$38,785	$672,872	$156,293

Weighted average number of shares outstanding
Basic and diluted	12,000,000	12,000,000	12,000,000	12,000,000

Earnings per share
Basic and diluted	$0.03	$0.00	$0.04	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$489,339	$182,190
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	213,829	238,453
Changes in assets and liabilities:
Accounts receivable	193,676	135,567
Inventories	(449,534)	(291,240)
Advance payments for purchase of inventory	5,656,121	(3,883,992)
Dividend receivable	78,773	-
Other receivables	(2,154,503)	125,497
Other non current assets	956	15,358
Accounts payable and accrued expenses	(832,908)	92,260
Trade notes payable	(588,400)	73,295
Customer advances	509,609	503,191
Other current liabilities	616,042	612,217
Total adjustments	3,243,661	(2,379,394)

Net cash provided by (used in) operating activities	3,733,000	(2,197,204)

Cash flows from investing activities:
Dividend receivable	-	78,280
Advance payments for purchase of fixed assets	(2,357,088)	-
Acquisition of property and equipment	(192,496)	(411,502)
Proceeds from investment income	-	58,636
Investment in non-consolidated entity	208,070	-
Payments to noncontrolling interest for ownership buyback	-	(202,206)
Net cash used in investing activities	(2,341,514)	(476,792)

Cash flows from financing activities:
Restricted cash	293,947	(295,601)
Proceeds from short-term bank loans	(882,600)	146,590
Repayments of related party loans	-	(492,649)
Proceeds from third party loans	3,179,240	7,412,373
Repayment of long-term bank loan	(147,100)	-
Net cash provided by financing activities	2,443,487	6,770,713

Effect of foreign currency translation on cash	39,999	(32,657)

Net increase in cash and cash equivalents	3,874,972	4,064,060

Cash and cash equivalents – beginning	694,620	1,034,387

Cash and cash equivalents – ending	$4,569,592	$5,098,447

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$5,478,442	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
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

As of September 30, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Place of operation	Registered and paid-up capital	Percentage of effective ownership	Principal activities

Origin Orbit Green Resource Company, Ltd (“Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (“Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(“LPG”)
Anyang Top Energy Green Resources Co., Ltd. (“Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether
Jinan Zhenyuan Green Resource Co. Ltd. (“Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components

Note 1 – Organization and Description of Business (continued)

Subsidiaries’ names	Place of operation	Registered and paid-up capital	Percentage of effective ownership	Principal activities

Handan City Prosperous Car-used Green Resource Co. Ltd. (“Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development
Henan Prosperous Clean Energy Corporation	PRC	RMB30,000,000	100%(c)	Investing in and constructing gas filling stations and selling compressed natural gas ("CNG"), liquefied petroleum gas ("LPG"), coal-bed methane, dimethyl ether ("DME") and methane.
Yangquan Zhenyuan Energy Science & Technology Co. Ltd (“Yangquan Zhenyuan”)	PRC	RMB5,000,000	100% (c)	Construction of gas stations
Fuyang Prosperous Energy Technology Development Co. Ltd. (“Fuyang Prosperous”)	PRC	RMB10,000,000	100% (c)(d)	Energy technology research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (“Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (“Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (“Heze Prosperous”)	PRC	RMB5,000,000	100% (c)	Construction of LPG and CNG station, and sales of vehicle components LPG and CNG
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (“Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (“Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c)	Investment in natural gas business

Note 1 – Organization and Description of Business (continued)

Subsidiaries’ names	Place of operation	Registered and paid-up capital	Percentage of effective ownership	Principal activities

Yantai Prosperous Energy Technology Development Co. Ltd. (“Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment
Changzhi City Zhenyuan Energy Technology Development Co. Ltd (“Changzhi City”)	PRC	RMB4,400,000	100% (c)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (“Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (“Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linying Prosperous Energy Technology Development Co. Ltd. (“Linyi Prosperous”)	PRC	RMB10,000,000	100% (c)	Sales of natural gas and vehicle components.
Jiangsu Hengrun Clean Energy Co., Ltd. ("Jiangsu Hengrun ")	PRC	RMB20,000,000	100% (c)	Research and development of clean energy technology, promotion and application of clean energy technology.

Notes:

(a)	Held directly by CHPC.

(b)	Held indirectly by CHPC through Origin Orbit.

(c)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(d)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years.

Fuyang Prosperous was incorporated on November 30, 2007 with a registered capital of $1,369,000. As the Company holds 100% ownership interest in Fuyang Prosperous, it is required to contribute $1,369,000 into the capital of Fuyang Prosperous. Up to September 30, 2010, the Company had only contributed $273,800 leaving $1,095,200 remained outstanding.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2009 and 2008, as not all disclosures required by generally accepted accounting principles (“GAAP”) for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended December 31, 2009 and 2008.

Reclassification

Certain amounts as of September 30, 2009 were reclassified for presentation purposes.

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2010	2009

Compressed natural gas	$176,678	$65,600
Liquefied petroleum gas	572,916	150,384
Dimethyl ether	70,110	140,660
Vehicle modification components and other	202,276	196,543

Total	$1,021,980	$553,187

Note 4 – Advance Payments

Advance payments as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30,	December 31,
	2010	2009

Inventories	$1,356,065	$6,950,996
Property and equipment	5,308,033	2,850,981
Investment in non-consolidated entity	-	5,482,179

Total	$6,664,098	$15,284,156

Note 5 – Dividend Receivable

Dividend receivable as of September 30, 2010 and December 31, 2009 were $260,163 and $333,508, respectively, representing income receivable from Anyang PetroChina exhibited in Note 10.

Note 6 – Other Receivables

Other receivables primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Other receivables outstanding as of September 30, 2010 and December 31, 2009 were $4,539,939 and $2,300,314, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009

Buildings	$2,453,004	$1,106,703
Machinery	3,245,475	3,050,621
Office equipment	18,436	72,880
Gas storage vehicles and motor vehicles	125,671	123,153
Construction in progress	97,303	1,275,523
	5,939,889	5,628,880
Less: Accumulated depreciation	1,326,957	1,087,117

Total	$4,612,932	$4,541,763

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $103,889 and $133,100, respectively. Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $213,829 and $238,453, respectively.

Note 8 – Deferred Income Taxes

Deferred income tax asset of $51,428 and $50,397 as of September 30, 2010 and December 31, 2009 arose from unused loss carry-forwards that management considers more likely than not that they will be realized through future operations. The loss carry-forwards are available for offset against future taxable income over the next five years. No valuation allowance was recorded as of September 30, 2010 and December 31, 2009.

Note 9 – Goodwill

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of September 30, 2010, no indicator of impairment was noted. Further sensitivity analyses will be performed towards year end.

Note 10 – Investment in Non-consolidated Entities

As of September 30, 2010, available-for-sale securities consisted of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG
Ancai Energy Co.Ltd	PRC	15%	Investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations.

Whilst the above companies are private companies whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investments in the above companies are stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investments in the above companies, as of September 30, 2010 and 2009.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until September 30, 2010. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2010 and 2009, dividend income of $235,343 and $235,386, respectively, from Anyang Petrol China were included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April 18, 2008 and was registered with capital of 80 million RMB. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center.

As of September 30, 2010, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 11 – Accounts Payable and Accrued Expenses

	September 30, 2010	December 31, 2009

Accounts payable	$-	$820,868
Accrued expenses	2,787	12,507

Total	$2,787	$833,375

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short-Term Bank Loan

Short-term bank loan consists of the following:

	September 30,	December 31,
	2010	2009

6.372% one-year term loan from Bank of China, maturing on
August 30, 2010 and secured by the company's property and
equipment. Interest was paid monthly; and 6.372% one-year
term loan from Bank of China, maturing on March 24, and secured
by the company's Warehouse receipts	$-	$880,200

Total	$-	$880,200

Note 13 – Due to Former Shareholders

Balances due to the former shareholders relate to a series of mergers and acquisitions of the Company in 2008. As of September 30, 2010 and December 31, 2009, the outstanding balance due to the former shareholders was$1,612,960 and $1,580,636, respectively.

Note 14 – Loans From Third Parties

The balance of loans from third parties as of September 30 2010 consists primarily of a loan from Anyang Zhenyuan Group of $15,472,271 for funding the investments in certain subsidiaries. The balance of $2,651,000 is to be paid in full by November 8th, 2010 and the other balance of 4,032,000 is to be paid in full by December 23rd, 2010. Interest is to be calculated using an annual fixed interest rate of 6% and to be paid with principal at end of the term of the loan. The remaining balance of $8,789,271 was for working capital needs which is unsecured and non-interest bearing.

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

Note 15 – Income Taxes (continued)

Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. Meanwhile, according to Rule 28 of New CIT Law, income tax of small low-profit enterprises is subject to the reduced rate of 20%. Changzhi Company, one of the Company’s subsidiaries, meets the conditions of small low-profit enterprises, as such Changzhi Company’s income tax rate of 20% in 2009.

The Company’s provision for income taxes consists of:

	For the Nine Months Ended September 30,
	2010	2009
Current – PRC	$119,244	$74,916
Deferred	-	-
Total	$119,244	$74,916

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

	Three Months Ended September 30,
	2010	2009

Net income attributable to CHPC	$363,376	$11,948

Weighted average common shares	12,000,000	12,000,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000
(denominator for diluted income per share)

Basic earnings per share	$0.03	$0.00
Diluted earnings per share	$0.03	$0.00

	Nine Months Ended September 30,
	2010	2009

Net income attributable to CHPC	$492,000	$181,245

Weighted average common shares	12,000,000	12,000,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	12,000,000	12,000,000
(denominator for diluted income per share)

Basic earnings per share	$0.04	$0.01
Diluted earnings per share	$0.04	$0.01

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

Note 18 – Concentration of Credit Risk

As of September 30, 2010 and 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended September 30, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2010 and 2009 were due from customers located in the PRC.

As of September 30, 2010 and December 31, 2009, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 19 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2010	2009

Cash paid for interest	$37,058	$54,602
Cash paid for income taxes	$119,244	$74,916

Note 20 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purposes of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2010 are as follows:

Period ended September 30,
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

Pursuant to the requirements of ASC 280, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

▪	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
▪	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
▪	Wholesale of CNG and LPG

During the nine months ended September 30, 2010, all of the Company’s operations were carried out in one geographical segment – China.

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

	For the Nine Months Ended September 30,
Revenue from external customers	2010	2009
CNG retail	$5,383,731	$3,151,111
LPG retail	512,438	894,972
CNG and LPG wholesale	8,872,819	10,500,524
Unallocated	1,954,493	2,318,430
Consolidated	$16,723,481	$16,865,037

	For the Nine Months Ended September 30,
Net income	2010	2009
CNG retail	$603,418	$224,977
LPG retail	(60,391)	25,766
CNG and LPG wholesale	(328,462)	(187,539)
Unallocated	277,435	118,041
Consolidated	$492,000	$181,245

	For the Nine Months Ended September 30,
Investment income from non-consolidated entities	2010	2009
Consolidated	$235,985	$235,386

	For the Nine Months Ended September 30,
Interest expenses	2010	2009
Consolidated	$(37,058)	$(54,602)

	For the Nine Months Ended September 30,
Income before noncontrolling interest and income taxes	2010	2009
Consolidated	$608,583	$257,106

	For the Nine Months Ended September 30,
Segment assets	2010	2009
CNG retail	$2,073,046	$1,605,344
LPG retail	67,582	64,355
CNG and LPG wholesale	1,390,697	1,225,898
Unallocated	27,697,728	25,412,736
Consolidated	$31,229,053	$28,308,333

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of September 30, 2010, $1= 6. 6800 Yuan.

OVERVIEW

Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top. Along with the reform and opening up and  China's sustained economic growth and rising consumption level, the gas industry as the basis of the energy industry, has been in a sustained and rapid development process, including LPG and CNG, and  other clean gas consumption. With China's sustained and rapid economic growth, and increasing social environmental awareness, clean, renewable energy has been encouraging by industrial policy. "The People's Republic of China National Economic and Social Development of the 11 th Five-Year Plan" clearly declaim that optimizing the energy industry to accelerate the development of LPG, to expand cooperation with offshore LPG resources, and develop gas industry. Especially "implement clean energy car action plan, development of hybrid vehicles, and promote gas use on city buses, taxis and other industries”. LPG, CNG and other clean energy will play an important role in future, there will be immense room for development and a very good development prospects. We plan to add 4 stations in 2010, 20 new stations in 2011, which will be the highlights of the Company.

In the remainder of this filing and its exhibits, “we, us or our” refers to China Prosperous Clean Energy Corporation, Origin Orbit, Anyang Prosperous and Anyang Top, collectively. The results of operations discussed below are the consolidated results of China Prosperous Clean Energy Corporation, Origin Orbit, Anyang Prosperous and Anyang Top.

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

Goodwill

The Company accounts for acquisitions of business in accordance with ASC 850-10 “Business Combinations”, which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the condensed consolidated balance sheet at cost less accumulated impairment loss, if any.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes".  ASC 740-10 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	September 30, 2010	December 31, 2009
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	US$1:RMB6.6800	US$1:RMB6.8166

	Three months ended September 30, 2010	Three months ended September 30, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.7613	US$1:RMB6.8399

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	US$1:RMB6.7981	US$1:RMB6.8432

 Segment Information

ASC 280-10, “Disclosure about Segments of an Enterprise and Related Information” requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance. Based on the requirements of SFASC 280-10, the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

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

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after September 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2010 and 2009.

Profit & Loss for the quarter ended September 30, 2010 and 2009

	For the quarter ended September 30, 2010		For the quarter ended September 30, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	$(%)
Sales	$6,739,042	100%	7,443,652	100%	(704,610)	(9.47%)

Cost of Sales	5,746,539	85.27%	6,650,337	89.34%	(903,798)	(13.59%)

Gross Profit	992,503	14.73%	793,315	10.66%	199,188	25.11%

Operating Expenses：	643,550	9.55%	812,642	10.92%	（169,092)	（20.81%)

Selling Expenses	432,372	6.42%	604,803	8.13%	(172,431)	(28.51%)

General & Administrative Expenses	211,178	3.13%	207,839	2.79%	3,339	1.61%

Income from Operations	348,953	5.18%	(19,327)	(0.26%）	368,280	1,905.52%

Other Income (Expenses)：	72,658	1.08%	55,190	0.74%	17,468	31.65%

Investment Income	79,100	1.17%	78,400	(1.05%)	700	0.89%

Interest Expense	（4,827)	（0.07%)	(23,393)	(0.31%)	（18,566)	(79.37%)

Other Income (Expenses)	（1,616)	（0.02%）	183%		(1,799)	（983.06%)

Income before Provision for Income Taxes	421,611	6.26%	35,863	(0.48%)	385,748	1,075.61%

Provision for Income Taxes	60,834	0.90%	24,205	0.33%	36,629	151.33%

Income before Noncontrolling Interest	360,777	5.35%	11,658	0.16%	349,119	2,994.67%

Noncontrolling Interest	（2,599)	（0.04%）	(290)%		2,309	796.28%

Net Income	363,376	5.39%	11,948	0.16%	351,428	2,941.32%

Foreign Currency Translation Adjustment	146,197	2.17%	26,837	0.36%	119,360	444.76%

Total Comprehensive Income	509,573	7.56%	38,785	0.52%	470,788	1,213.84%

  Profit & Loss for the nine months ended September 30, 2010 and 2009

	For the nine months		For the nine months		Changes
	ended		ended
	September 30, 2010		September 30, 2009
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$		$		$	(%)

Sales	16,723,481	100.00%	16,865,037	100.00%	(141,556)	(0.84%)

Cost of Sales	14,401,031	86.11%	14,664,584	86.95%	(263,553)	（1.80%)

Gross Profit	2,322,450	13.89%	2,200,453	13.05%	121,997	5.54

Operating Expenses：	1,807,392	10.81%	2,135,192	12.66%	(327,800)	(15.35%)

Selling Expenses	1,244,261	7.44%	1,556,742	9.23%	(312,481)	（20.07%)

General & Administrative Expenses	563,131	3.37%	578,450	3.43%	（15,319)	（2.65%)

Income from Operations	515,057	3.08%	65,261	0.39% %	449,796	689.23%

Other Income (Expenses)：	93,525	0.56%	191,845	1.14% %	（98,320)	(51.25%)

Investment Income	235,985	1.41%	235,386	1.40% %	(599)	0.25%

Interest Expense	（37,058 )	（0.22%)	（54,602)	（0.32%)	（17,544)	（32.13%)

Other Income (Expenses)	（105,402 )	（0.63%)	11,061	0.07%	(116,463)	1,052.92%

Income before Provision for Income Taxes	608,583	3.64%	257,106	1.52%	351,477	136.70%

Provision for Income Taxes	119,244	0.71%	74,916	0.44%	44,328	59.17%

Income before Noncontrolling interest	489,339	2.93%	182,190	1.08%	(307,149)	168.59%

Noncontrolling Interest	（2,661 )	（0.02%)	945	0.01%	(3,606)	(381.59%)

Net Income	492,000	2.94%	181,245	1.07%	310,755	171.46%

Foreign Currency Translation Adjustment	180,872	1.08%	（24,952)	（0.15%)	205,824	824.88%

Total Comprehensive Income	672,872	4.02%	156,,293	0.93%	516,579	330.52%

The “Results of Operations” discussed in this section reflect the information and results of the Company for the three months and nine months ended September 30, 2010 and 2009.

SALES

Historical Financial Information for the quarter ended September 30, 2010 and for the quarter ended September 30, 2009:

	For the quarter ended September 30 2010	For the quarter ended September 30 2009	Change in Percentage (%)
Sales	$6,739,042	$7,443,652	(9.47%）
Net income	$363,376	$11,948	2,941.32%
Net Income as a percentage of sales	$5.40%	$0.16%	5.24%

The Company’s consolidated sales decreased to $6,739,042 for the quarter ended September 30, 2010, a 9.47% decrease from $7,443,652 reported for the quarter ended September 30, 2009. The decrease in revenue resulted primarily from the following factors:

1)	The sales of our three LPG stations decrease by 75.34%,which was affected by energy policies and the LPG taxis being out of the market.

2)
Although customers affected by economic crisis in 2009 were being in recovery, LPG wholesale business still declined by 19.59% compared with the same quarter of last year. Meanwhile, we are trying to develop the market. The growth rate increased by 56.44% and 26.95% compared with the first quarter and second quarter,respectively.

Our consolidated net income increased by 2,941.32% to $363,376 for the quarter ended September 30, 2010, as compared to $11,948for the quarter ended September 30, 2009. This decrease was attributable to:

1)	The CNG retail business market continued to expand with strong profitability, resulting in the increase of gross profit.
2)
Pipe project of Shijiazhuang City was put into operation during this quarter, whose net income accounted for 18.32% of the consolidated net income, resulting in the increase of consolidated net income.

3)	Along with the decline of LPG wholesale business, the related variable expense -- transportation expenses also decreased 82% at the same time.

Revenues breakdown by segments for the quarter ended September 30, 2010 and for the quarter ended September 30, 2009 (in US Dollar)

Items	For the quarter ended September 30, 2010 ($)	Percentage (%)	For the quarter ended September 30, 2009 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	2,621,236	38.90%	980,738	13.18%	1,640,498	167.27%
CNG wholesale	-	-%	3,373	0.05%	(3,373)	(100.00%)
LPG retail	214,483	3.18%	359,107	4.82%	(144,624)	(40.27%)
LPG wholesale	3,806,563	56.49%	4,734,210	63.60%	(927,647)	(19.59%)
Others	96,760	1.44%	1,366,224	18.35%	（1,269,464)	（92.92%
TOTAL	6,739,042	100.00%	7,443,652	100.00%	(704,610)	(9.47%)

The CNG retail for the quarter ended September 30, 2010 was increased by 167.27% as compared to the quarter ended September 30, 2009. This was mainly due to:

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

2)	In July 2010, a filling station of Anyang was put into operation, resulting in increase in sales.

3)
After one year’s operation in Jiaozuo City, Jiaozuo company strengthened cooperation with opponent and unified the price to avoid vicious competition among each other, making the company step into a healthy operation track,which caused the sales increased by 21.85% comparesd the same quarter of last year.

LPG retail sales fell by 40.27% compared to the same quarter of 2009. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, which caused the decrease in our existing LPG retail sales. In addition,since the construction and expansion of road in Handan city, our LPG filling station in Handan had to ceased the business.

Other sales decreased by 92.92% compared to the third quarter of 2009. This is mainly due to the blending of DME with LPG. DME is a colorless gas which can be mixed with LPG to improve the heating energy. Along with the decline of LPG business,the sales of DME decreased, meanwhile, the government has set the standards of the rate on the blending of DME with LPG, which was also one  factors of the decline of DME sales.

COST OF SALES (COS)

COS for the quarter ended September 30, 2010 was $5,746,539 which is 85.27% of total revenues and represents a 13.59% decrease as compared to$6,650,337 and 89.34% of total revenues for the quarter ended September 30, 2009. The decrease in COS as a percentage of total revenue was primarily because along with the increasing demand for natural gas, CNG sale prices increased more quickly than procurement price, which led to the decrease in COS as a percentage of total revenue.

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

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2010 and 2009 (for the quarter ended September 30):

Gross Margin	2010	2009	Comparisons
TOTAL	14.73%	10.66%	4.07%
CNG Retail	36.65%	34.80%	1.85%
CNG Wholesale		35.49%	(100.00%)
LPG Retail	16.07%	21.53%	(5.46%)
LPG Wholesale	1.08%	7.07%	(5.99%)

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended September 30, 2010 and 2009 (net of tax)

Quarter Ended September 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2009	$603.53	$493.52	$0.30
2010	$681.97	$596.48	$0.32

SELLING EXPENSES

Selling expenses for the quarter ended September 30, 2010 mainly included the salary of sales personnel and transportation cost. In the third quarter of 2010, selling expenses amounted to $ 432,372, representing 6.42% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the third quarter of 2010, the transportation cost decreased 50.20% to approximately $173,789 compared with approximately $348,945 in the same quarter 2009.

The selling expenses for the quarter ended September 30, 2010 was decreased by 28.51% as compared to $640,843 for the quarter ended September 30, 2009. The main reason is that we were able to lower the transportation cost by directly transporting the products trough the distribution pipeline operated by Henan Ancai Energy Co., Ltd, of which we acquired 15% of the ownership on December 9, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended September 30, 2010, mainly included the salary and welfare of the management personnel and office related expenses, $211,178, which accounted for 3.13% of total sales. For the quarter ended September 30, 2009, the general and administrative expenses was $207,839, accounted for 2.79% of total sales, which represents a 1.61% increase. The reason of the increase was that the business of Pingdingshan station in inventory-taking about $7,321 shall be disposed and accounted into the general and administrative expenses.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended September 30, 2010, interest expenses was $4,827. For quarter ended September 30, 2009, it was $23,393 representing 0.31% of total sales.

The main reason for the decrease of the $18,566 interest expenses, which represents a 79.37% decrease as compared to $23,393 for the quarter ended September 30, 2009, the reason is that a one-year term loan of Jinan company , $440,100 maturing on March 24,2010 had been paid back on time.

INCOME FROM OPERATIONS

The Company's consolidated income from operations for the quarter ended September 30, 2010 increased by 1,905.52% to $348,953, from($19,327) reported for the quarter ended September 30, 2009. This was mainly due to:

1) Pipe project of Shijiazhuang City was put into operation during this quarter,and the CNG retail business market continued to expand strong profitability, resulting in the increase of gross profit.
2) Decreased in transportation expenses, along with the decline of LPG wholesale business, the related variable expense -- transportation expenses also decreased at the same time, but the increase in CNG caused increase in operating income.

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

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that was completed in September 2010, equipment installation teating for which is under way. The second gas station  in Changzhi is being built and will be completed by the end of 2010;

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

NET INCOME

The net income for the quarter ended September 30, 2010 was $363,376 and 5.39% of sales, comparing to $11,948 and 0.16% in the same quarter in 2009. The main reason of the increase was that the CNG business with strong profitability increased,and gross profit increased,but the related variable expense decreased, which resulted in the incrase of net income of 2,941.32%.

ACCOUNT RECEIVABLE

Account receivable balance as of September 30, 2010 and December 31, 2009 was $170,856and $360,581, respectively The average turnover rate of account receivable is 29 times, or 12 days.

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

As of September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of approximately $4,570,452 and $989,427 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

Cash provided by (used in):	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	3,733,000	(2,197,204)	5,930,204	270%

Investing Activities	(2,341,514)	(476,792)	(1,864,722)	391%

Financing Activities	2,443,487	6,770,713	（4,327,226）	(63.91%)

Net cash flow provided by operating activities was $3,733,000 in the nine months ended September 30, 2010, as compared to net cash flow provided by operating activities of ($2,197,204) in the nine months ended September 30, 2009, representing a increase of $4,361,694 or199%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COGS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash inflows from operating activities was mainly due to:

1)
The customers of payment in advance reduced. on December 9, 2009, Anyang Prosperous acquired 15% of the shares of Henan Ancai Energy Co., Ltd. Payment in advance of the purchasement was turned into the investment after finishing the acquire procedure in 2010.

2)	Payment advances from customers;

3)	Increased in Net Income.

Net cash flow used in investing activities was ($773,004) for the nine months ended September 30, 2010, as compared to net cash used in investing activities of ($2,341,514) for the nine months ended September 30, 2009, representing a decrease of ($1,864,722) or (391%). The decrease of net cash flow used in investing activities was mainly because we prepaid $2,357,088 for fixed assets.

 Net cash flow provided by financing activities was $2,443,487 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $6,770,713 for the nine months ended September 30, 2009, representing a decrease of ($4,,327,226)or (69%). This is mainly due to repayments of some of the loans from other third party.

We do not believe that inflation had a significant negative impact on our results of operations during 2010.

As of September 30, 2010, our total assets were $31,229,053 and our total liabilities were $20,030,268. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.64:1.

As of December 31, 2009, our total assets were $28,308,333 and our total liabilities were $17,780,018. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.63:1.

As of September 30, 2010, cash balance was $4,569,592, which accounted for 15% of total assets. The inventories as of September 30, 2010 were $1,021,980. For the quarter ended September 30, 2010, the company generated net cash flow of $2,733,000 from operating activities whereas net cash used in investing activities was ($2,341,514). Net cash provided from financing activities amounted to $2,443,487. As a result, net cash increased by $3,874,972 for the quarter ended September 30, 2010.

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

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended September 30,
	2010	2009

Current – PRC	$60,834	$24,205

Deferred	$60,834	$24,205

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

Date: November 12, 2010	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer