Form 10-K
period 2010-12-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2011-04-14
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes ☐          No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of April 8, 2011, was approximately $ 125,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of December 31, 2010, there were 12,500,000 shares of the issuer's common stock, $ 0.00001 par value per share, issued and outstanding.   On February 22, 2011, registrant effectuated a 1 for 100 reverse stock split. As of April 14, 2011, there were 125,000 shares of the issuer's common stock, $ 0.00001 par value per share, issued and outstanding.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
INDEX

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 1A	RISK FACTORS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPERATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

As of December 31, 2010, details of the subsidiaries of the Company are as follows:

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

Fuyang Prosperous, one of the Company’s wholly-owned subsidiaries, was dissolved on December 31, 2010. Immediately before Fuyang Prosperous was dissolved, it had minimum assets and liabilities and had no income.

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

The customers of our retail CNG/LPG filling stations are the CNG and LPG powered vehicles and hybrid powered vehicles.

The main customers of our LPG and CNG wholesale business are LPG/CNG retailers.

The following table lists the main customers of our LPG/CNG wholesale business, as of December 31, 2010 (in US Dollar):

Name of Client	2010
Zhenyuan Gas Company Ltd. of Anyang	3,216,373
Linqu lu’an Chemical Engineering Company Ltd.	3,091,630
Weifang Daye Chemical Engineering Company Ltd	1,760,293
Wuhan Wumei Panva Gas Company Ltd.	995,058
Dongming Yuhuang Jinyu Chemical Engineering Company Ltd	824,541
Anyang Public Transportation Corporation	803,958
Liuzhou railway Service Corporation	431,643
Xinyang Hudong Gas Company Ltd.	384,960
Qingzhou Tian’an Chemical Engineering Company Ltd	344,830
Hebei Huixiang Fuel Company Ltd.	267,483
Total	12,120,769

The following table lists the main suppliers of our CNG and LPG (in US Dollar):

Name of Supplier	2010
China Petroleum & Chemical Corporation, Shijiazhuang Refining-Chemical company	5,014,899
Jia Neng Energy Development Ltd. of Anyang	4,836,587
Shihua Maoxiang LPG Co., Ltd of Qingdao	2,974,237
Ancai Hi-Tech Co., Ltd. of Henan	2,392,531
LPG Branch of PetroChina Kunlun Gas Co., Ltd of Hebei	2,098,280
Branch of China Petroleum & Chemical Corporation of Cangzhou	1,060,568
Branch of China Petroleum and Chemical in Tianjin	795,698
Peng Ye Trading Co., Ltd. of Shijiazhuang	708,876
Hualong Petrochemical Co., Ltd. of Huojia County	639,534
China United Coalbed Methane Co Ltd	608,094
Total	21,129,304

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

Hongjie Zhou, Acting Chief Financial Officer, graduated from the Accounting major at Henan Institute of Accounting and Economics. He has more than 10 years’ experiences in cost and accounting analysis at state-owned large machinery and equipments manufacturing companies. He was the cost controller at Anyang Forging Press Machinery Industrial Company, Ltd from 1993 to 2003. He was the general controller of Anyang Zhenyuan Group Co. Ltd from 2003 to 2007.  He started to work for Anyang Prosperous Energy Technology Developing Company, Ltd, one of our subsidiaries, in July 2007 and currently he served as the accounting manager of Anyang Prosperous Energy Technology Developing Company, Ltd.

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

None of Wei Wang, Hongjie Zhou and Li Wang has been involved in any of the following proceeding during the past five years:

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

“Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States and all our net assets are restricted assets subject to PRC’s capital outflow policies.

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

Houses and spaces:

We do not own any house title. We rent spaces for our business operation. Details about the spaces we rent for our business are listed below:

Houses rented by Anyang Prosperous:

Office
Location	Area (Square Meter)	Period	Rental (US Dollar)
Hanshan District, Handan City, Hebei Province (Hanshan Gas Station Office)	N/A	Feb 01, 2009 – Jan 31, 2010	1,527.58 per year

Linying city, Henan Province (Linying Hub Gas Station Office)	N/A	Apr 10, 2008 – Apr 09, 2011	282.89 per year

Changsong Road, Weifang city, Shandong Province (Changsong Road Gas Station Office)	N/A	May 21, 2009 –May 20, 2010 May 28, 2010 –Nov 27, 2010	1,188.12 pear year

South Zhonghua Street, Qiaoxi District, Shijiazhuang City, Hebei Province (Shijiazhuang Office, new)	N/A	Mar 01,2008 – Feb 28, 2013	28,288.54 per year

House rented by Anyang Top:

Location	Area (Square Meter)	Period	Rental (US Dollar)
Xiliang Village, Anyang, Henan Province	N/A (17 rooms)	Mar 01, 2007 – Mar 01, 2017	14,144.27 per year

Insurance

Except that Anyang Top are under insurance policies, no any other properties including gas stations and equipments of Anyang Prosperous and any of its other subsidiaries are under the protection of any insurance policies.

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

	COMMON STOCK MARKET PRICE
	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2010:
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.01	$0.01
Second Quarter	$0.01	$0.01
First Quarter	$0.01	$0.01

FISCAL YEAR ENDED DECEMBER 31, 2009:
Fourth Quarter	$0.01	$0.01
Third Quarter	$1.01	$1.01
Second Quarter	$1.01	$1.01
First Quarter	$1.01	$1.01

As of December 31, 2010, there were 8 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2010.

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

On October 14, 2008, we changed our legal name from “Acropolis Precious Metals, Inc.” to “China Prosperous Clean Energy Corporation”.

On December 03, 2010, we entered a Consulting Agreement with Mr. Zhijun Liu, who is a citizen and resident of the People’s Republic of China. Under the Consulting Agreement, Mr. Zhijun Liu will advise and assist us to identify potential merger and acquisition targets, expand business operations in North China (Beijing, Tianjin, Hebei Province,  Shanxi Province and Inner Mongolia Autonomous Region, select and hire managerial talents, select and develop new clean energy products and develop market plans to improve the sales in company’s existing markets. The term of the Consulting Agreement is one year and the compensation for Mr. Zhijun Liu’s services is 500,000 shares of common stock of the Company.

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

Basis of Consolidation

These consolidated financial statements include the financial statements of CHPC and its subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Basis of Preparation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements for the interim periods are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included.  The results reported in these consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

       Accounts receivable are stated at historical cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends. As of December 31, 2010, the company has evaluated each of the accounts receivable balances and determined that they are collectable. As such, no allowance for doubtful accounts was prepared.

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

(a)Long-lived Assets

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, accrued expenses, short-term bank loans and other current liabilities.  As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

Share-Based Compensation

The Company accounts for share-based compensation issued to non-employees in accordance with SFAS No. 123R, codified in ASC Topic 718, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” EITF No. 96-18 reached a consensus that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counterparty's performance is complete.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 (ASC 220) defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in RenMinBi (“RMB”), the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2010	December 31, 2009
Balance sheet items, except for shareholders’
equity items	RMB 1: US$0.15170	RMB 1: US$0.14670

	December 31, 2010	December 31, 2009
Amounts included in the statements of
income, and statements of cash flows for the
years then ended	RMB 1: US$0.14794	RMB 1: US$0.14661

Shareholders’ equity items	Historical rate	Historical rate

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

●
ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

●
ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

●
ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

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

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the year ended December 31, 2010 and 2009.

Profit & Loss for the year ended December 31, 2010 and 2009.

	For the year ended December 31, 2010		For the year ended December 31, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
Sales	30,319,973	100.00%	23,784,437	100%	6,535,536	27.48%

Cost of sales	26,916,674	88.78%	20,894,107	87.85%	6,022,567	28.82%

Gross profit	3,403,299	11.22%	2,890,330	12.15%	512,969	17.75%

Operating Expenses	3,126,069	10.31%	3,154,631	13.26%	(28,562)	（0.91%）

Selling and distribution expenses	1,904,305	6.28%	2,037,586	8.57%	(133,281)	（6.54%）

General & administrative expenses	1,221,764	4.03%	1,117,045	4.70%	104,719	9.37%

Income from Operations	277,230	0.91%	(264,301)	（1.11%）	541,531	204.89%

Total Other Income (Expenses)	283,483	0.93%	155,733	0.65%	127,750	82.03%

Investment income	454,780	1.50%	313,709	1.32%	141,071	44.97%

Interest expenses	（70,158）	（0.23%）	（88,444）	（0.37%）	（18,286）	（20.68%）

Other income (Expenses)	（100,779）	（0.33%）	（ 69,532）	（0.29%）	31,247	44.94%

Income before Income Taxes and Noncontrolling Interest	560,713	1.85%	(108,568)	（0.46%）	669,281	616.46%

Provision for Income Taxes	167,369	0.55%	136,696	（0.57%）	30,673	22.44%

Income before Noncontrolling interest	393,344	1.30%	(245,264)	（1.03%）	638,608	260.38%

Noncontrolling Interest	（3,099）	0.01%	(1,874)	0.01%	1,255	65.37%

NET INCOME	396,443	1.31%	(247,138)	（1.04%）	643,581	260.41%

Foreign currency translation adjustment	364,376	1.20%	（3,525）	0.01%	367,901	10436.91%

TOTAL COMPREHENSIVE INCOME	757,720	2.50%	(248,789)	（1.05%）	1,006,,509	404.56%

The Company’s consolidated revenue increased to$30,319,973 for the year ended December 31, 2010, a 27.48% increase from $23,784,437 for the year ended December 31, 2009. The increase in revenue resulted primarily from the following factors:

(a)     Along with the recovery of economic，we adjusted the direction of operation. Since the third quarter, we increased the sales of DME. To compare with the last year, the sales of DME increased by 395.93%.
(b)       Since LPG tax cabs has been out of market in a large number of cities, the Government has approved a lot of CNG taxis, which, resulted in retail sales of CNG increased by 78.11%.

Our consolidated net income increased to $393,344 for the year ended December 31, 2010, as compared to $(245,264) for the year ended December 31, 2009. This increase was attributable to:
A.  Affected by the national energy policy, the Government encourages the development of CNG market, meanwhile，the LPG market become smaller and smaller. The retail sales of CNG increased by 78.11%, which resulted the increase of consolidated net income.
B.  Along with the decreasing of LPG business，the related variable expense-- transportation expenses decreased by 35%.
C.  In the development of LPG market, since the third quarter, we adjusted the direction of operation. We increased the sales of DME, which is 12% in average gross profit. The sales of DME increased by 395.93% compared with last year. Therefore, the consolidated net income increased.

Revenues Breakdown by Products for the year ended December 31, 2010 and 2009:

Items	For the year ended December 31, 2010	Percentage	For the year ended December 31, 2009	Percentage	Change in Amount	Change In Percentage (%)
CNG retail	7,014,853	23.14%	3,938,599	16.56%	3,076,254	78.11%
LPG retail	470,211	1.55%	947,065	3.98%	(476,854)	(50.35)
CNG /LPG wholesale	17,902,016	59.04%	17,904,095	75.28%	(2,079)	(0.01%)
Others	4,932,893	16.27%	994,678	4.18%	3,938,215	395.93%
TOTAL	30,319,973	100.00%	23,784,437	100%	6,535,536	27.48%

      The revenue from CNG retail for the year ended December 31, 2010, increased by78.11% as compared to that for the year ended December 31, 2009. This was mainly due to:

1)
National Development and Reform Commission (NDRC) issued "The Guideline Catalog of Industrial Structure Adjustment (2007)". New energy vehicle is officially encouraged in production list, where CNG/petroleum dual-fuel automobile is in its fully promoted stage by NDRC, which led to the dramatic increase of our CNG retail business;

2)
Along with the increase of petrol retail price，the CNG retail price was adjusted at the same time. The average retail price increased by 9.10% compared with 2009, which led to the increase in CNG retail.

Comparing to last year, LPG retail business fell by 50.35% in retail sales; the decrease was mainly due to:

In 2008, both the central and local governments changed their policies from encouraging the development of LPG dual-fuel vehicles to promote CNG dual-fuel vehicles. As a result, our main customers, tax cabs and city buses have been converted to CNG dual-fuel vehicles, we closed down 4 LPG stations in Handan and Jinan. At the same time, one LPG station in Anyang was changed into CNG station, this is why our LPG retail business fell by 50.35%.

  “Others” increased by 395.93%, comparing to last year. In the development of LPG market, since the third quarter, we adjusted the direction of operation. We increased the sales of DME. As a basic chemical raw material, it is a colorless and tasteless gas with good compressibility. It’s easy to condensate and evaporate. It is used in pharmacy, fuel, pesticides and other chemical industry. DME can be mixed with liquefied petroleum gas to improve the heating energy. It is better than LPG in storage, transportation, combustion safety.

COST OF SALES (COS)

Cost of sales for the year ended December 31, 2010 was $26,916,674 which was 88.78% of total revenues and represents a 28.82% increase as compared to $20,894,107, which was 87.85% of total revenues for the year ended December 31, 2009. The increase in COGS as a percentage of total revenue was primarily due to:

1)	The increase of Revenue led to the same ratio of COS increased ;

2)	Along with the increase of international crude oil price, the CNG purchasing cost increased by 10.85%.

COS as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in our procurement price and selling price. The Company will adopt proper measures to reduce fluctuations in the COS. These measures include: centralized purchasing to obtain lower prices of raw materials, maintaining long-term stable cooperative relations with the existing gas source suppliers, increasing the development of new gas suppliers; solving gas supply problems and reduce the cost of sales by the way of joint venture and self-built CNG mother stations,  to reduce fluctuations in the COS.

GROSS MARGIN

Gross Margin of major products for the year ended December 31, 2010 and 2009:

Gross Margin	2010	2009	Comparisons
TOTAL	11.22%	12.15%	(0.93%）
CNG Retail	27.87%	28.61%	(0.74%)
LPG Retail	13.65%	29.64%	(15.99%）
CNG/LPG Wholesale	2.15%	5.50%	(0.93%）

Gross profit margin of CNG retail decreased, which was mainly because: along with the increasing demand in CNG, furious market competition, the supplier increased the price, though the retail price adjusted from time to time, the purchasing cost also increased 10.85%，which caused the corresponding slight gross margin decrease.

Gross profit margin of LPG retail decreased, which was mainly because: along with the increase of international crude oil price, the purchasing cost of LPG increased more than the LPG retail, which led to the decrease of gross margin.

Raw Material Procurement

We were able to maintain relatively low purchase price even during the strong fluctuation of LPG price.

Average Price of Raw Material for the year ended December 31, 2009 and 2010 (net of tax)

For the year ended December 31,	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2009	561.88	455.88	0.31
2010	707.25	647.40	0.35

SELLING AND DISTRIBUTION EXPENSES

Selling expenses for the year ended December 31, 2010 mainly included the salary of sales personnel and transportation cost. For the year ended December 31, 2010, selling expenses amounted to $1,904,305, representing 6.28% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The selling expenses in 2010 decreased by 6.54%as compare to $2,037,586 for the year ended December 31, 2009. For the year ended December 31, 2010, the transportation cost decreased by10.44% to approximately $949,928 compared with approximately $1,060,698 in 2009.

The main reason is that we were able to lower the transportation cost by directly transporting the products through the distribution pipeline operated by Henan Ancai Energy Co., Ltd, of which we acquired 15% of the ownership on December 9, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the year ended December 31, 2010 was $1,221,764 mainly including the salary and welfare of the management personnel and office related expenses, which represented 4.03% of total revenue. The main reason is that some of the previous deferred expense in construction in progress was transferred into the general and administrative expenses in Shijiazhuan and Jiangsu Hengrun Company increased the development of market, so the general and administrative expenses increased.

FINANCE COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For fiscal year 2010, it was $70,158 representing 0.23% of total revenue. For fiscal year 2009, it was$88,444 representing 0.37% of total revenue. As of December 31, 2010, Origin Orbit did not borrow money from any financial institution in China. Anyang prosperous acquired a one-year loan of $758,500 with an interest rate of 6.1160%from Zhengzhou Branch of Shanghai Pudong Development Bank and a domestic letter of credit of $758,500 from Bank of China

The financial expenses mainly consisted of interest expenses and bank charges of the above two banks, Anyang Prosperous, as one of its subsidiaries, took a one-year loan from Bank of China in Anyang with an interest rate of 6.372%. It was mainly used as working capital in the normal operation of the company and it will satisfy the company's temporary funding requirements for purchasing of goods. The loan will make the company's cash flow more flexible, as well as providing sufficient funds to carry out more activities.

OPERATING INCOME

The Company's consolidated operating income for the year ended December 31, 2010 increased to $277,230 from ($264,301) reported for the year ended December 31, 2009. This was mainly due to:

1) Because of the recovery of the economic, the sales increased by 27.48%.
2) Along with the increase of sales, the COS was controlled and the operating expense decreased by 0.91%.

We are positive about the future increase in the operating income as we will continue building new CNG filling stations as further revenue source, aided by prudent cost controls on both the production and operating components of our business. We anticipate further improvements in the control of cost of sales, increase of sales and expanding of market share. Thus while management expects this factor to favorably benefit gross and operating income, we also anticipate further improvements in the internal management, enhancement in the management efficiency and reduction in management costs, that will also improve margins.

We are positive about the future increase in the net income because of the following:

a)
We will continue building new CNG filling stations as to expand our market share, for example Linying mother station will be completed and put into operation in April 2011. The second gas station  in Changzhi is in approval, which will be put into operation in June 2011;

b)
We will improve prudent cost controls on both the production and operating components of our business, through centralized purchasing to obtain lower prices of raw materials; maintaining long-term stable cooperative relations with the existing gas source supplier; increasing the development of new gas source suppliers; we will solve gas supply problems and reduce cost of sales by the way of equity participation and self-built CNG mother station;

c)
We are also looking forward to reorganizing and optimizing existing management processes, improving of internal management, increasing of management efficiency and reducing administrative costs, which will lead to the increase of our profits.

 NET INCOME

The net income for the year ended December 31, 2010 was $393,344 or 1.30% of revenues, comparing to ($245,264) or 1.04% of revenues of the year ended December 31, 2009. The main reasons of the increase in the net income were:

1)	Although the sales increased, the fixed costs in COGS remained stable, which caused the increase of profit margin;

2)	We maintain the low profit margin of the LPG wholesale business and increased the CNG business with high profitability. The sales increased by 78.11%, which caused the increase in net income.

3)	We increased the sales of DME, which is 12% in average gross profit. The sales of DME increased by 395.93%, compared with the last year. Therefore, the consolidated net income increased.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity was cash generated from operations. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are insignificant.

Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. Our current cash and cash equivalents and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on current business strategy and expansion plan. We believe that we will have available resources to meet both our short-term and long-term liquidity requirements, including debt service. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may choose to use other means available to us such as increasing our borrowings under our lines of credit, reducing or delaying capital expenditures, seeking additional capital and seeking to restructure or refinance our indebtedness.

As of December 31, 2010 and 2009, the Company had cash and cash equivalents of approximately $ 3,806,939 and $ 694,620 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities for the year ended December 31, 2010 and 2009:

Cash provided by (used in):	for the year ended December 31,		Change
	2010	2009	Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	1,405,048	(4,609,569)	6,014,617	130.48%

Investing Activities	(3,880,597)	(8,036,167)	（4,155,570）	（51.71%）

Financing Activities	5,477,600	12,313,598	（6,835,998）	（55.52%）

Net cash flow used in operating activities was 1,405,048 for the year ended December 31, 2010, as compared to net cash flow provided by operating activities of ($4,609,569) for the year ended December 31, 2009, representing a increase of $6,014,617 or 130.48%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by the way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COGS. Therefore, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash inflows from operating activities was mainly due to:

1)	the net income increased,

2)	Advance from customers for the goods increased

Net cash flow used in investing activities was (3,880,597) for the year ended December 31, 2010, as compared to net cash used in investing activities of ($8,036,167) for the year ended December 31, 2009, representing an decrease of $4,155,570 or 51.71%. The decrease of net cash flow used in investing activities was mainly due to:

(a) On December 9, 2009, Anyang Prosperous acquired 15% of the shares Henan Ancai Energy Co., Ltd. through a public auction and paid 5, 478,816 to Henan Zhen Ye Auction Co., Ltd. equivalent to the auction price as investment deposit on December 14, 2009.

Net cash flow provided by financing activities was $5,477,600 for the year ended December 31, 2010 as compared to net cash provided by financing activities of $12,313,598 for the year ended December 31, 2009, representing an decrease of $8,591,296 or 68.14%. This was the decrease of $7,960,999 in loans of from third parties.

We do not believe that inflation had a significant negative impact on our results of operations.

As of December 31, 2010, our total assets were $37,503,210 and our total liabilities were $26,167,175. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.70:1.

As of December 31, 2009, our total assets were $28,308,333 and our total liabilities were $17,780,019. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.63:1.

Based on past performance and current expectations, we believe that our cash and cash equivalents, cash generated from operations, as well as future possible cash investments, will satisfy our working capital needs, capital expenditures and other liquidity requirements associated with our operations for at least the next 12 months.

INCOME TAXES

The Company being incorporated in the State of Nevada is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate income tax at a rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008. Meanwhile, according to Rule 28 of New CIT Law, income tax of small low-profit enterprises is subject to the reduced rate of 20%. Changzhi Company as one of the Company’s subsidiaries meets the conditions of small low-profit enterprises. So Changzhi Company’s income tax rate was 20% in 2009.The effect of this change in tax rate has been reflected in the calculation of deferred income tax assets as of December 31, 2007 and thereafter.

 The Company’s provision for income taxes consists of:

	For the Years Ended December 31,
	2010	2009
Computed tax @ statutory rate of 25%
($(560,713)*25% and $146,985*25% for December 31, 2010
and 2009, respectively)	$140,178	(36,746)

Computed tax @ statutory rate of 20%
($-0-*20% and $38,417*20% for December 31, 2010
and 2009, respectively)	-	7,683

Loss carry forward
Non taxable loss (income)	56,494	78,427
Non taxable Income	(44,309)	-
Overpaid tax carryforward from last year	-	1,101
Current year losses	15,006	86,231

Total provision for income taxes	$167,369	$136,696

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

Subsequent Events

On February 22, 2011, the Company issued a 1 for 100 reverse stock split of its common stocks have been effected. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. On the effective date of the Reverse Stock Split, 100 shares of Common Stock will automatically be combined and changed into one share of Common Stock. No fractional shares of post-Reverse Stock Split Common Stock will be issued to any stockholder. Accordingly, stockholders of record who would otherwise be entitled to receive fractional shares of post-Reverse Stock Split Common Stock, will, if they hold a fractional share, receive a full share of Common Stock.

ITEM 7A. QUANTITIAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting issuers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

We have audited the accompanying consolidated balance sheets of China Prosperous Clean Energy Corporation (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Prosperous Clean Energy Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
April 5, 2011

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Balance Sheets
	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,806,939	$694,620
Restricted cash	304,540	294,807
Accounts receivable	541,809	360,581
Inventories	1,020,912	553,187
Advance payments	9,363,683	12,433,175
Loans to third parties	3,224,210	1,768,645
Dividend receivable	524,400	333,508
Other current assets	986,519	531,669
Total current assets	19,773,012	16,970,192

Property and equipment, net	4,731,838	4,541,763

Other assets:
Advance payments-non current	3,465,541	2,850,981
Deferred income taxes	52,114	50,397
Goodwill	62,386	60,330
Investment in non-consolidated entity	9,383,948	3,818,615
Other non-current assets	34,371	16,055
Total other assets	12,998,360	6,796,378

Total assets	$37,503,210	$28,308,333

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,523,027	$833,375
Short-term bank loans	1,517,000	880,200
Trade notes payable	606,800	586,800
Customer advances	1,222,234	233,486
Due to former shareholders	1,634,509	1,580,636
Income taxes payable	178,643	64,418
Loans from third parties	18,873,908	13,300,170
Other current liabilities	611,054	154,233
Total current liabilities	26,167,175	17,633,318

Long-term liabilities:
Long-term bank loan	-	146,700
Total long-term liabilities	-	146,700

Total liabilities	26,167,175	17,780,018

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized,	125	120
125,000 and 120,000 shares issued and outstanding at
December 31, 2010 and 2009. respectively
Additional paid-in capital	8,105,257	8,055,262
Retained earnings	2,162,039	1,787,879
Statutory reserve	283,119	260,836
Accumulated other comprehensive income	773,166	409,222
Total stockholders’ equity	11,323,706	10,513,319

Noncontrolling interest	12,329	14,996

Total equity	11,336,035	10,528,315

Total liabilities and equity	$37,503,210	$28,308,333

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Operations
	For the Years Ended December 31,
	2010	2009

Sales	$30,319,973	$23,784,437

Cost of sales	26,916,674	20,894,107

Gross profit	3,403,299	2,890,330

Operating expenses:
Selling expenses	1,904,305	2,037,586
General and administrative expenses	1,221,764	1,117,045
Total operating expenses	3,126,069	3,154,631

Income (loss) from operations	277,230	(264,301)

Other income (expenses):
Investment income	454,420	313,709
Interest expense, net	(70,158)	(88,444)
Other expenses	(100,779)	(69,532)
Total other income	283,483	155,733

Income (loss) before provision for income tax	560,713	(108,568)

Provision for income taxes	167,369	136,696

Net income (loss)	393,344	(245,264)

Less: Net Income (loss) attributable to the noncontrolling interest	(3,099)	1,874

Net income (loss) attributable to CHPC	396,443	(247,138)

Weighted average number of shares
Basic and diluted	120,384	120,000

Earnings (loss) per share
Basic and diluted	$3.30	$(2.06)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Changes in Equity

						Accumulated
			Additional			Other
	Common	Common	Paid in	Retained	Statutory	Comprehensive	Total	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Reserve	Income	CHPC	Interest	Equity

Beginning balance, 01/01/2009	120,000	$120	$8,055,262	$2,069,960	$225,893	$410,833	$10,762,068	$213,511	$10,975,579

Purchase of subsidiary shares from	-	-	-	-	-	1,996	1,996	(200,471)	(198,475)
Noncontrolling interest

Comprehensive income:
Net loss	-	-	-	(247,138)	-	-	(247,138)	1,874	(245,264)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	(3,607)	(3,607)	82	(3,525)

Comprehensive income (loss)	-	-	-	-	-	-	(250,745)	1,956	(248,789)

Statutory reserve	-	-	-	(34,943)	34,943	-	-	-	-

Ending balance, 12/31/2009	120,000	$120	$8,055,262	$1,787,879	$260,836	$409,222	$10,513,319	$14,996	$10,528,315

Issuance of common stock	5,000	5	49,995	-	-	-	50,000	-	50,000

Comprehensive income:
Net lncome	-	-	-	396,443	-	-	396,443	(3,099)	393,344
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	-	-	363,944	363,944	432	364,376

Comprehensive income (loss)	-	-	-	-	-	-	760,387	(2,667)	757,720

Statutory reserve	-	-	-	(22,283)	22,283	-	-	-	-

Ending balance, 12/31/2010	125,000	$125	$8,105,257	$2,162,039	$283,119	$773,166	$11,323,706	$12,329	$11,336,035

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Cash Flows
	For the Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$393,344	$(245,264)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation	342,995	367,739
Share-based payments	4,167
Changes in assets and liabilities:
Accounts receivable	(164,751)	387,166
Inventories	(437,744)	156,394
Advance payments for raw materials	(255,864)	(5,812,779)
Dividend receivable	(179,529)	-
Other current assets	(431,207)	(408,250)
Other non-current assets	(17,328)	(10,565)
Accounts payable and accrued expenses	644,859	467,549
Trade notes payable	-	586,440
Customer advances	956,480	(225,113)
Income taxes payable	109,253	15,671
Other current liabilities	440,373	111,443
Total adjustments	1,011,704	(4,364,305)

Net cash provided by (used in) operating activities	1,405,048	(4,609,569)

Cash flows from investing activities:
Advance payments - investment deposit paid	-	(5,478,816)
Advance payments for fixed assets	(2,370,548)	(1,594,743)
Loans to third parties	(1,360,701)	-
Return on investment	228,050	58,644
Acquisition of property and equipment	(377,398)	(822,859)
Payments to noncontrolling interest for ownership buyback	-	(198,393)

Net cash used in investing activities	(3,880,597)	(8,036,167)

Cash flows from financing activities:
Restricted cash	(9,733)	(294,807)
Proceeds from short-term bank loans	591,760	146,610
Repayment of related party loans	-	(492,717)
Loans from third parties	4,993,513	12,954,512
Repayment of long-term bank loan	(147,940)	-
Issuance of common stock	50,000	-

Net cash provided by financing activities	5,477,600	12,313,598

Effect of foreign currency translation on cash	110,268	(7,629)

Net increase (decrease) in cash and cash equivalents	3,112,319	(339,767)

Cash and cash equivalents – beginning	694,620	1,034,387

Cash and cash equivalents – ending	$3,806,939	$694,620

Supplemental schedule of non cash activities
Advance payments exchanged for property and equipment	$-	$338,646
Advance payments exchanged for investment in non-consolidated entity	$5,528,518	$-

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

As of December 31, 2010, details of the subsidiaries of the Company are as follows:

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Origin Orbit Green Resource Company, Ltd (Origin Orbit”)	British Virgin Islands	US$7,950,000	100% (a)	Holding company of the other subsidiaries
Anyang Prosperous Energy Technology Developing Co., Ltd. (Anyang Prosperous”)	PRC	US$5,000,000	100% (b)	Wholesale and retail sales of compressed natural gas and liquefied petroleum gas(LPG”)

Anyang Top Energy Green Resources Co., Ltd. (Anyang Top”)	PRC	US$2,500,000	100% (b)	Wholesale of compressed natural gas, liquefied petroleum gas and Dimethyl Ether

Jinan Zhenyuan Green Resource Co. Ltd. (Jinan Green Resource”)	PRC	RMB10,000,000	99% (c)	Sales of LPG for domestic and vehicles usage and related vehicles components

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Henan Prosperous Clean Energy Corporation	PRC	RMB30,000,000	100%(c)	Investing in and constructing gas filling stations and selling compressed natural gas ("CNG"), liquefied petroleum gas ("LPG"), coal-bed methane, dimethyl ether ("DME") and methane.
Handan City Prosperous Car-used Green Resource Co. Ltd. (Handan Green Resource”)	PRC	RMB750,000	98% (c)	Sales of LPG, vehicles components, and new energy research and development
Weifang Prosperous Energy Technology Development Co. Ltd. (Weifang Prosperous”)	PRC	RMB10,000,000	100% (c)	Energy technology research and development, and sales vehicles components and gas equipment
Hengshui Prosperous Energy Technology Development Co. Ltd. (Hengshui Prosperous”)	PRC	RMB2,000,000	100% (c)	Gas energy technology research and development
Heze Prosperous Energy Technology Development Co. Ltd. (Heze Prosperous”)	PRC	RMB5,000,000	100% (c)	Construction of LPG and CNG station, and sales of vehicle components LPG and CNG
Shijiazhuang Prosperous Energy Technology Development Co. Ltd. (Shijiazhuang Prosperous”)	PRC	RMB10,000,000	100% (c)	Gas energy technology research, development and advisory services, and sales of gas energy product
Xuchang Zhenyuan Green Resource Technology Development Co. Ltd. (Xuchang Zhenyuan”)	PRC	RMB10,000,000	100% (c)	Investment in natural gas business
Yantai Prosperous Energy Technology Development Co. Ltd. (Yantai Prosperous”)	PRC	RMB500,000	100% (c)	Gas energy technology research and development, and sales vehicle components and gas energy equipment

Note 1 – Organization and Description of Business (continued)

	Place of	Registered and	Percentage of
Subsidiaries’ names	operation	paid-up capital	effective ownership	Principal activities

Changzhi City Zhenyuan Energy Technology Development Co. Ltd (Changzhi City”)	PRC	RMB4,400,000	100% (c)	Sales of crude oil, natural gas, LPG and related vehicle components, and construction of gas stations
Jiaozuo City Prosperous Energy Technology Development Co. Ltd. (Jiaozuo City”)	PRC	RMB5,000,000	100% (c)	Sales of natural gas, liquefied petroleum gas and vehicle components, construction and operation of gas stations
Pingdingshan City Zhenyuan Energy Technology Developing Co. Ltd. (Pingdingshan City”)	PRC	RMB5,000,000	100% (c)	Energy technology development, sales of natural gas, LPG and vehicle components, and construction and operation of gas stations
Linying Prosperous Energy Technology Development Co. Ltd. (Linyi Prosperous”)	PRC	RMB10,000,000	100% (c)	Sales of natural gas and vehicle components.
Jiangsu Hengrun Clean Energy Co., Ltd. ("Jiangsu Hengrun ")	PRC	RMB20,000,000	100% (c)	Research and development of clean energy technology, promotion and application of clean energy technology.

Notes:

(e)	Held directly by CHPC.

(f)	Held indirectly by CHPC through Origin Orbit.

(g)	Held indirectly by CHPC through Origin Orbit and Anyang Prosperous.

(h)
According to the Companies Law of the PRC, at the incorporation of the investee, shareholders are only required to pay up 20% of the capital contribution requirement as a minimum and can make up the remaining payment in two years’ time.

Fuyang Prosperous, one of the Company’s wholly-owned subsidiaries, was dissolved on December 31, 2010. Immediately before Fuyang Prosperous was dissolved, it had minimum assets and liabilities and had no income.

Note 2– Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of CHPC and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

Accounts receivable are stated at historical cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends. As of December 31, 2010, the company has evaluated each of the accounts receivable balances and determined that they are collectable. As such, no allowance for doubtful accounts was prepared.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Investments in Non – consolidated Entities

Investment in non – consolidated entities represents equity securities which the Company does not intend to sell in the near term. The investees are private companies and do not have a quoted market price in an active market. Therefore, the fair value of the available-for-sale investment cannot be practicably estimated and are stated in the balance sheet using the cost method. Temporary impairments of costs of such available-for-sale investments are reported in other comprehensive income, where as other than temporary impairments are reflected in earnings.

Goodwill

The Company accounts for business acquisitions in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected in the income statement in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Asset Impairment

1）	Long-lived Assets

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

2）	Goodwill

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

Goodwill arose from the Company’s acquisition of Anyang Prosperous and Anyang Top on April 4, 2007. Impairment of goodwill is tested at least annually at the reporting unit. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2010, no impairment was noted or recorded.

Balance as of December 31, 2010	$62,386
Foreign currency exchange adjustment	-
Adjusted balance as of December 31, 2010	$62,386

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

Note 2 – Summary of Significant Accounting Policies (continued)

FAIR Value Measurement And Financial Instruments   (continued)

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, accrued expenses, short-term bank loans and other current liabilities.  As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

Share-Based Compensation

The Company accounts for share-based compensation issued to non-employees in accordance with SFAS No. 123R, codified in ASC Topic 718, and Emerging Issues Task Force (“EITF”) Issue No. 96-18,codified in ASC Topic 505 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling Goods or Services.” EITF No. 96-18 reached a consensus that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of either of the following: (1) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a "performance commitment"); or (2) The date at which the counterparty's performance is complete.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 (ASC 220) defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions (continued)

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in RenMinBi (“RMB”), the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	December 31, 2010	December 31, 2009
Balance sheet items, except for shareholders’
equity items	RMB 1: US$0.15170	RMB 1: US$0.14670

	December 31, 2010	December 31, 2009
Amounts included in the statements of
income, and statements of cash flows for the
years then ended	RMB 1: US$0.14794	RMB 1: US$0.14661

Shareholders’ equity items	Historical rate	Historical rate

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

The Company has re-evaluated the structure of its organization and has determined, based on the requirements of ASC 280-10, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

(a)	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
(b)	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
(c)	Wholesale of CNG and LPG

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

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

●
ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

●
ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

●
ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

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

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Reclassification

Certain amounts as of December 31, 2009 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of December 31, 2010 and 2009, the Company had restricted cash of $304,540 and $294,807, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventories

Inventories by major categories are summarized as follows:

	December 31, 2010	December 31, 2009

Compressed natural gas	$199,569	$65,600
Liquefied petroleum gas	578,264	150,384
Dimethyl ether	97,452	140,660
Vehicle modification components and other	145,627	196,543

Total	$1,020,912	$553,187

Note 5 – Advance Payments

Advance payments as of December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Inventories	$9,363,683	$6,950,996
Property and equipment	3,465,541	2,850,981
Investment in non-consolidated entity	-	5,482,179
Total	$12,829,224	$15,284,156

Note 6 – Dividend Receivable

Dividend receivable as of December 31, 2010 and 2009 were $524,400 and $333,508, respectively, representing income receivable from Anyang Petro China and Ancai exhibited in Note 10.

Note 7 – Loans to Third Parties

Loans to third parties primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Loan to third parties outstanding as of December 31, 2010 and 2009 were $3,224,210 and $1,768,645, respectively.

Note 8 – Property and Equipment

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009

Buildings	$1,144,422	$1,106,703
Machinery	3,129,046	3,050,621
Office equipment	75,363	72,880
Gas storage vehicles and motor vehicles	127,350	123,153
Construction in progress	1,731,539	1,275,523
	6,207,720	5,628,880
Less: Accumulated depreciation	(1,475,882)	(1,087,117)

Total	$4,731,838	$4,541,763

Depreciation expense for the year ended December 31, 2010 and 2009 was $342,995 and $367,739, respectively.

Note 9 – Deferred Income Taxes

Deferred income tax asset of $52,114 and $50,397 as of December 31, 2010 and 2009 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years.

Note 10 – Investments in Non-consolidated Entities

As of December 31, 2010, available-for-sale securities consist of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang Dingran Gas Co.,Ltd	PRC	38%	Natural gas pipeline,investment and management in CNG filling station

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

Ancai Energy Corporation	PRC	15%	Long distance pipe network, LPG pipeline, operation of CNG filling station

Note 10 – Investments in Non-consolidated Entities (continued)

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of December 31, 2010 and 2009, there was no allowance for impairment loss.

Anyang Dingran Gas Co., Ltd was incorporated on July 12, 2010, with a registered capital of $8 million, which was invested by Ancai Hi-tec Corporation, Antai Investment Co., Ltd., and Anyang Prosperous. Anyang Prosperous invested $3.04 million for its 38% equity interest in Anyang Dingran. It mainly engaged in the investment and operation in CNG and LNG stations. Through the CNG pipeline of branch of Henan, which can support 0.21billion M3 CNG per year, it will construct mother stations and standard stations, and now it was operated by the above three parties. Therefore, Anyang Dingran has been accounted for using the cost method instead of the equity method. For the year ended December 31, 2010 and 2009, no dividend income was distributed from Anyang Dingran.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the year ended December 31, 2010 and 2009, dividend income of $274,780 and $313,709, respectively, from Anyang Petro China was included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April 18, 2008 and was registered with capital of approximate $1.17million. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center. Ancai has been accounted for using the cost method instead of the equity method. For the year ended December 31, 2010 and 2009, dividend income of $179,640 and $0, respectively, from Ancai was included in other income.

As of December 31, 2010, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Accounts payable	$1,509,024	$820,868
Accrued expenses	14,003	12,507
Total	$1,523,027	$833,375

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	December 31,
	2010	2009
6.372% one-year term loan from Bank of China, maturing on August 30, 2010 and secured by the company's property and equipment. Interest was paid monthly; and one year term loan from Bank of China, maturing on March 24, 2010, and secured by the Company’s warehouse receipts. The loan was paid off on August 18, 2010.	$-	$880,200

6.372% one-year term loan from Bank of China, maturing on October 8, 2011 and secured by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	455,100	-

6.672% one-year term loan from Bank of China, maturing on November 9, 2011 and secured by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	303,400	-

6.1160% one-year term loan from Zhengzhou Branch of Shanghai Pudong Development Bank, maturing on November 18, 2011 and secured by 70% of the paid-up capital of $500 and rights to use land of Henan Small & Medium Enterprises Investment Guaranty Co., Ltd. Interest was paid monthly.	758,500	-

Total	$1,517,000	$880,200

Note 13 – Customer Advances

As of December 31, 2010 and 2009, the Company had advances from customers of $1,222,234 and $233,486, respectively. As a common business practice, the Company requires certain customers to make advance payments for purchase. Such advances are interest-free and unsecured.

Note 14 – Due to Former Shareholders

Balances of due to the former shareholders are mainly a result of a series of mergers and acquisitions of the Company in 2008. As of December 31, 2010 and 2009, the outstanding balance due to the former shareholders was $1,634,509 and $1,580,636.

Note 15 – Loans From Third Parties

Loans from third parties as of December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009

Anyang Zhenyuan Group	$17,417,588	$11,891,850
Beijing Prosperous Energy Technology Developing Co., Ltd	1,456,320	1,408,320
Total	$18,873,908	$13,300,170

The proceeds of these loans were utilized as working capita. These loans are good-faith, unsecured, and non-interest bearing.

Note 16 – Statutory Reserve

As stipulated by the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

Note 16 – Statutory Reserve (continued)

(a)	Making up cumulative prior years’ losses, if any;
(b)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(c)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees;

Allocations to the discretionary surplus reserve were approved in the shareholders’ general meeting. The Company provided a reserve for the welfare fund of $22,283 and $34,943 for the fiscal years ended December 31, 2010 and 2009, respectively.

Note 17 – Income Taxes

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

The Company’s provision for income taxes consists of:

	For the Years Ended December 31,
	2010	2009

Current	$167,369	$136,696
Deferred	-	-
Total provision for income taxes	$167,369	$136,696

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2010	2009
Computed tax @ statutory rate of 25%
($560,713*25% and $(146,985)*25% for December 31, 2010
and 2009, respectively)	$140,178	$(36,746)

Computed tax @ statutory rate of 20%
($-0-*20% and $38,417*20% for December 31, 2010
and 2009, respectively)	-	7,683

Non taxable loss	56,494	78,427
Non taxable income	(44,309)	-
Overpaid tax carryforward from 2008	-	1,101
Current year losses	15,006	86,231

Total provision for income taxes	$167,369	$136,696

Note 18 – Share – Based Payments

On December 3, 2010, the board of directors approved to issue 500,000 shares of the Company’s common stock to Mr. Zhijun Liu, the consultant of the Company for one year consultant service fee. The fair value on December 3, 2010 was $50,000 based on the quoted price of the Company’s common stock on that day. Total share-based payments recognized in income statement for the years ended December 31, 2010 and 2009 were $4,167 and $0, respectively.

Note 19 – Earnings Per Share

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

On February 22, 2011, the Company effectuated a 1 for 100 reverse stock split of its common stocks. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. (see Note 26)

	For the Years Ended December 31,
	2010	2009

Net income (loss) attributable to CHPC	$396,443	$(247,138)

Weighted average common shares	120,384	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	120,384	120,000
(denominator for diluted income per share)

Basic earnings (loss) per share	$3.30	$(2.06)
Diluted earnings (loss) per share	$3.30	$(2.06)

Note 20 – Risk Factors

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

Note 21 – Concentration of Credit Risk

As of December 31, 2010 and 31, 2009, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended December 31, 2010 and 2009, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2010 and 2009 were due from customers located in the PRC.

As of December 31, 2010 and 2009, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 22 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended December 31,
	2010	2009

Cash paid for interest	$70,158	$88,444
Cash paid for income taxes	$167,369	$136,696

Note 23 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Period ended December 31,
2011	$271,294
2012	246,206
2013	153,482
2014	145,334
2015	112,149
Thereafter	487,739

Total	$1,416,204

Note 24 – Segment Information

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

The Company has re-evaluated the structure of its organization and has determined, based on the requirements of SFAS 131, that the Company has the following three reportable segments, identified based on the nature of products, the type or class of customers, and the methods used to distribute the Company’s products:

(d)	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
(e)	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
(f)	Wholesale of CNG and LPG

During the years ended December 31, 2010, all of the Company’s operations were carried out in one geographical segment – China.

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

Note 24 – Segment Information (continued)

	For the Years Ended December 31,
Sales from external customers	2010	2009
CNG Retail	$7,014,853	$3,938,599
LPG Retail	470,211	947,065
CNG and LPG Wholesale	17,902,016	17,904,095
Unallocated	4,932,893	994,678
Consolidated	$30,319,973	$23,784,437

	For the Years Ended December 31,
Net income	2010	2009
CNG Retail	$615,044	$(170,350)
LPG Retail	(94,249)	(188,758)
CNG and LPG Wholesale	(359,843)	(47,478)
Unallocated	235,491	159,448
Consolidated	$396,443	$(247,138)

	For the Years Ended December 31,
Investment income from non-consolidated entities	2010	2009
Consolidated	$454,420	$313,709

	For the Years Ended December 31,
Interest expenses	2010	2009
Consolidated	$(70,158)	$(88,444)

	For the Years Ended December 31,
Income before noncontrolling interest and income taxes	2010	2009
Consolidated	$560,713	$(108,568)

	For the Years Ended December 31,
Segment assets	2010	2009
CNG Retail	$2,507,361	$1,895,854
LPG Retail	67,582	46,804
CNG and LPG Wholesale	1,390,697	1,088,154
Unallocated	33,537,570	25,277,520
Consolidated	$37,503,210	$28,308,333

Note 25 – Subsequent Events

On February 22, 2011, the Company effectuated a 1 for 100 reverse stock split of its common stocks (the “Reverse Stock Split”). All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. On the effective date of the Reverse Stock Split, 100 shares of Common Stock were automatically be combined and changed into one share of Common Stock. No fractional shares of post-Reverse Stock Split Common Stock were issued to any stockholder. Accordingly, stockholders of record who would otherwise be entitled to receive fractional shares of post-Reverse Stock Split Common Stock, received a full share of common stock, if they hold a fractional share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“Acting CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Acting CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

Our management, including our CEO and Acting CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO and Acting CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the Acting CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since
Wei Wang	41	Chief Executive Officer	June 19,2008 to Present
Ben Wang	36	Chief Financial Officer	February 23, 2009 to April 14,2010
Hongjie Zhou		Acting Chief Financial Officer	April 14,201 to Present
Li Wang	32	Secretary of the Board	June 19, 2008 to Present

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

Ben Wang, former Chief Financial Officer from February 23, 2009 to April 14,2010 , earned his Ph.D. from the Department of Decisions, Risk & Operations Management at Columbia Business School in New York City, 2003. He was awarded M.E. from Tsinghua University in Beijing and B.E. in Electronic Engineering from University of Electronic Science & Technology of China in Chengdu. He is also charter holder of CFA and FRM. Most recently he serviced as Chief Financial Officer at New Oriental Energy & Chemical Corporation, and was an equity research analyst at Brean Murray Carret Co., Ltd., risk solutions consultant in Standard and Poor's.

Hongjie Zhou, on April 14, 2010, was appointed as the Acting Chief Financial Officer of the Company. He graduated from the Accounting major at Henan Institute of Accounting and Economics. He has more than 10 years’ experiences in cost and accounting analysis at state-owned large machinery and equipments manufacturing companies. He was the cost controller at Anyang Forging Press Machinery Industrial Company, Ltd from 1993 to 2003. He was the general controller of Anyang Zhenyuan Group Co. Ltd from 2003 to 2007.  He started to work for Anyang Prosperous Energy Technology Developing Company, Ltd, one of our subsidiaries, in July 2007 and currently he served as the Acting Chief Financial Officer of the Company

Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year 2010.
Summary Compensation Table

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Wei Wang	Chief Executive Officer	12/31/09—12/31/10	554 per month	—	—	—	554 per month
Li Wang	Secretary	12/31/09—12/31/10	—	—	—	—	—
Hongjie Zhou	Acting Chief Financial Officer	04/14/10—12/31/10	554 per month	—	—	—	554 per month
Ben Wang	Former Chief Financial Officer	12/31/09—04/14/10	800,000 RMB (after tax) per year	—	—	—	800,000 RMB (after tax) per year

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

There has been no outstanding equity awards at fiscal year ended December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of December 31, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of Common Stock Outstanding

Executive Officers and Directors
Wei Wang	0	0
Li Wang	0	0
Hongjie Zhou	0	0
All officers and directors as a group	0	0

5% holders
Oracular Dragon Capital Company, Ltd.	10,389,231	83.11%

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended December 31, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$80,000	Patrizio & Zhao, LLC
2009	$80,000	Patrizio & Zhao, LLC
2008	$72,500	Patrizio & Zhao, LLC
	$32,000	Yu and Associates CPA Corporation

 2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Patrizio & Zhao, LLC
2009	$0	Patrizio & Zhao, LLC
2008	$0	Patrizio & Zhao, LLC
	$0	Yu and Associates CPA Corporation

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd. (2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated June 30, 2008, between Company and Oracular Dragon Capital Company, Ltd. (3)

10.5	Consulting Agreement between Company and Zhijun Liu (4)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

(1) Incorporated by reference to the Form SB-2 registration statement filed on June 29, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on June 20, 2008

(3) Incorporated by reference to the Report on Form 8-K as filed on June 30, 2008.

(4) Incorporated by reference to the Report on Form 8-K as filed on December 07, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 14, 2011	CHINA PROSPEROUS CLEAN ENERGY CORPORATION.

/s/ Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer