Form 10-Q
period 2011-03-31
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2011-05-13
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 as of May 12, 2011.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Prosperous Clean Energy Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of China Prosperous Clean Energy Corporation (the “Company”) as of March 31, 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income, and consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of China Prosperous Clean Energy Corporation as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 11, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Partizio & Zhao, LLC

Parsippany, New Jersey
May 12, 2011

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,374,454	$3,806,939
Restricted cash	1,070,259	304,540
Accounts receivable	481,200	541,809
Inventories	959,440	1,020,912
Advance payments	8,850,819	9,363,683
Loans to third parties	4,618,392	3,224,210
Dividend receivable	611,929	524,400
Other current assets	878,631	986,519
Total current assets	19,845,124	19,773,012

Property and equipment, net	5,684,778	4,731,838

Other assets:
Advance payments-non current	3,488,386	3,465,541
Deferred income taxes	52,458	52,114
Goodwill	62,798	62,386
Investment in non-consolidated entity	9,445,807	9,383,948
Other non-current assets	37,124	34,371
Total other assets	13,086,573	12,998,360

Total assets	$38,616,475	$37,503,210

Liabilities
Current liabilities:
Accounts payable and accrued expenses	1,299,986	$1,523,027
Short-term bank loans	1,527,000	1,517,000
Trade notes payable	2,137,800	606,800
Customer advances	1,215,765	1,222,234
Current maturities of capital lease obligations	127,114	-
Due to former shareholders	1,645,284	1,634,509
Income taxes payable	71,691	178,643
Loans from third parties	18,142,092	18,873,908
Other current liabilities	714,281	611,054
Total current liabilities	26,881,013	26,167,175

Long- term capital lease obligations	232,856	-

Total liabilities	27,113,869	26,167,175

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized,	125	125
125,000 and 120,000 shares issued and outstanding at
March 31, 2011 and December 31, 2010. respectively
Additional paid-in capital	8,105,257	8,105,257
Retained earnings	2,172,243	2,162,039
Statutory reserve	283,119	283,119
Accumulated other comprehensive income	929,740	773,166
Total stockholders’ equity	11,490,484	11,323,706

Noncontrolling interest	12,122	12,329

Total equity	11,502,606	11,336,035

Total liabilities and equity	$38,616,475	$37,503,210

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)
	For The Three Months Ended March 31,
	2011	2010

Sales	$9,278,961	$4,672,996

Cost of sales	8,257,567	3,979,668

Gross profit	1,021,394	693,328

Operating expenses:
Selling expenses	740,401	420,150
General and administrative expenses	306,645	181,605
Total operating expenses	1,047,046	601,755

Income (loss) from operations	(25,652)	91,573

Other income (expenses):
Investment income	83,490	78,421
Interest expense	(34,062)	(32,013)
Other income (expenses)	1,468	(96,162)
Total other income (expenses)	50,896	(49,754)

Income before provision for income taxes	25,244	41,819

Provision for income taxes	18,515	18,706

Net income	6,729	23,113

Less: Net loss attributable to non-controlling interest	(3,475)	(62)

Net income attributable to CHPC	$10,204	$23,175

Weighted average number of shares
Basic and diluted	125,000	120,000

Earnings per share
Basic and diluted	$0.08	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net income	$6,729	$23,113

Other comprehensive income
Foreign currency translation adjustment	159,842	9

Total other comprehensive income	159,842	9

Total Comprehensive income	166,571	23,122

Less: Comprehensive income attributable to the noncontrolling interest	3,268	-

Comprehensive income attributable to CHPC	$163,303	$23,122

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$6,729	$23,113
Adjustments to reconcile net income to cash provided by
(used in) operating activities:
Depreciation	43,269	17,900
Share-based payments	12,501	-
Changes in assets and liabilities:
Accounts receivable	63,961	68,367
Inventories	67,970	(179,563)
Advance payments	572,632	1,126,723
Dividend receivable	(83,786)	(78,421)
Other current assets	111,208	(1,416,140)
Other non-current assets	(2,518)	909
Accounts payable and accrued expenses	(232,287)	381,469
Trade notes payable	1,521,800	-
Customer advances	(14,477)	413,134
Other current liabilities	(32,535)	44,402
Total adjustments	2,027,738	378,780

Net cash provided by operating activities	2,034,467	401,893

Cash flows from investing activities:
Acquisition of property and equipment	(961,878)	(47,790)
Advance payments for purchase of fixed assets	-	(786,166)
Loans to third parties	(1,378,218)	-
Investment in non-consolidated entities	-	(8,579)
Net cash used in investing activities	(2,340,096)	(842,535)

Cash flows from financing activities:
Restricted cash	(765,719)	840
Repayment of short-term bank loan	-	(439,950)
Proceeds from (Repayment of) third party loans	(829,683)	1,101,831
Capital lease obligations	358,744	-
Repayment of loan-term loan	-	(146,650)
Net cash provided by (used in) financing activities	(1,236,658)	516,071

Effect of foreign currency translation on cash	109,802	26

Net increase (decrease) in cash and cash equivalents	(1,432,485)	74,615

Cash and cash equivalents – beginning	3,806,939	694,620

Cash and cash equivalents – ending	$2,374,454	$770,075

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$-	$5,480,311

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

As of March 31, 2011, details of the subsidiaries of the Company are as follows:

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

Note 2– Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. See Note 24.

Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2010 and 2009, as not all disclosures required by GAAP for annual consolidated financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended December 31, 2010 and 2009.

Reclassification

Certain amounts as of December 31, 2010 and March 31, 2010 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of March 31, 2011 and December 31, 2010, the Company had restricted cash of $1,070,259 and $304,540, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventories

Inventories by major categories are summarized as follows:

	March 31, 2011	December 31, 2010

Compressed natural gas	$127,767	$199,569
Liquefied petroleum gas	587,391	578,264
Dimethyl ether	21,939	97,452
Vehicle modification components and other	222,343	145,627

Total	$959,440	$1,020,912

Note 5 – Advance Payments

Advance payments as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Inventories	$8,850,819	$9,363,683
Property and equipment	3,488,386	3,465,541
Total	$12,339,205	$12,829,224

Note 6 – Dividend Receivable

Dividend receivable as of March 31, 2011 and December 31, 2010 were $611,929 and $524,400, respectively, representing income receivable from Anyang Petro China and Ancai exhibited in Note 10.

Note 7 – Loans to Third Parties

Loans to third parties primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Loan to third parties outstanding as of March 31, 2011 and December 31, 2010 were $4,618,392 and $3,224,210, respectively.

Note 8 – Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010

Buildings	$2,328,599	$1,144,422
Machinery	3,951,523	3,129,046
Machinery – capital lease	316,513	-
Office equipment	88,091	75,363
Gas storage vehicles and motor vehicles	127,350	127,350
Construction in progress	401,729	1,731,539
	7,213,805	6,207,720
Less: Accumulated depreciation	(1,529,027)	(1,475,882)

Total	$5,684,778	$4,731,838

Depreciation expense for three months ended March 31, 2011 and 2010 was $43,269 and $17,900, respectively. As the equipment under capital lease has not been put in use as of March 31, 2011, no amortization was recorded for the three months ended March 31, 2011.

Note 8 – Capital Leases – Future Minimum Lease Payments

The Company leases certain machineries under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $316,513 and $-0- as of March 31, 2011 and December 31, 2010, respectively. Accumulated amortization of the leased machinery as of March 31, 2011 and 2010 was $-0-, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of March 31, 2011 are as follows:

Year Ending December 31,	Amount
2011	$105,742
2012	127,114
2013	127,114
Total minimum lease payments	$359,970
Less: Current maturities of capital lease obligations	(127,114)
Long-term capital lease obligations	$232,856

Note 9 – Deferred Income Taxes

Deferred income tax asset of $52,458 and $52,114 as of March 31, 2011 and December 31, 2010 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years.

Note 10 – Investments in Non-consolidated Entities

As of March 31, 2011, available-for-sale securities consist of the following:

Name of investee	Place of operation	Percentage of ownership	Principal activities

Anyang Dingran Gas Co., Ltd	PRC	38%	Natural gas pipeline, investment and management in CNG filling station

Anyang PetroChina Marketing Company Limited (“Anyang PetroChina”)	PRC	34%	Sales of crude oil and refined oil and LPG

Ancai Energy Corporation	PRC	15%	Long distance pipe network, LPG pipeline, operation of CNG filling station

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of March 31, 2011, there was no allowance for impairment loss.

Anyang Dingran Gas Co., Ltd was incorporated on July 12, 2010, with a registered capital of $8 million, which was invested by Ancai Hi-tec Corporation, Antai Investment Co., Ltd., and Anyang Prosperous. Anyang Prosperous invested $3.04 million for its 38% equity interest in Anyang Dingran. It mainly engaged in the investment and operation in CNG and LNG stations. Through the CNG pipeline of branch of Henan, which can support 0.21billion M3 CNG per year, it will construct mother stations and standard stations, and now it was operated by the above three parties. Therefore, Anyang Dingran has been accounted for using the cost method instead of the equity method. For the three months ended March 31, 2011 and 2010, no dividend income was distributed from Anyang Dingran.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the three months ended March 31, 2011 and 2010, dividend income of $81,378 and $78,421, respectively, from Anyang Petro China was included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April 18, 2008 and was registered with capital of approximate $1.17million. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center. Ancai has been accounted for using the cost method instead of the equity method. For the three months ended March 31, 2011 and 2010, dividend income of $2,112 and $-0- respectively, from Ancai was included in other income.

As of March 31, 2011, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Accounts payable	$1,282,905	$1,509,024
Accrued expenses	17,081	14,003

Total	$1,299,986	$1,523,027

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 12 – Short Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	December 31,
	2011	2010

6.372% one-year term loan from Bank of China, signed on October 8, 2010, which is to be repaid in full by October 8, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	$457,600	$455,100

6.672% one-year term loan from Bank of China, signed on November 9, 2010, which is to be repaid in full by November 9, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	305,900	303,400

6.1160% one-year term loan from Zhengzhou Branch of Shanghai Pudong Development Bank, signed on November 18, 2010, which is to be repaid in full by November 18, 2011. The loan is guaranteed by 70% of the paid-up capital of $500 and rights to use land of Henan Small & Medium Enterprises Investment Guaranty Co., Ltd. Interest was paid monthly.	763,500	758,500

Total	$1,527,000	$1,517,000

Note 13 – Customer Advances

As of March 31, 2011 and December 31, 2010, the Company had advances from customers of $1,215,765 and $1,222,234, respectively. As a common business practice, the Company requires certain customers to make advance payments for purchase. Such advances are interest-free and unsecured.

Note 14 – Due to Former Shareholders

Balances of due to the former shareholders are mainly a result of a series of mergers and acquisitions of the Company in 2008. As of March 31, 2011 and December 31, 2010, the outstanding balance due to the former shareholders was $1,645,284 and $1,634,509.

Note 15 – Loans From Third Parties

Loans from third parties as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010

Anyang Zhenyuan Group	$17,516,022	$17,417,588
Beijing Prosperous Energy Technology Developing Co., Ltd	1,465,920	1,456,320
Other	(839,850)	-
Total	$18,142,092	$18,873,908

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

The Company’s provision for income taxes consists of:

	For the three months ended March 31,
	2011	2010

Current	$18,515	$18,706
Deferred	-	-
Total provision for income taxes	$18,515	$18,706

Note 17 – Share – Based Payments

On December 3, 2010, the board of directors approved to issue 500,000 shares of the Company’s common stock to Mr. Zhijun Liu, the consultant of the Company for one year consultant service fee. The fair value on December 3, 2010 was $50,000 based on the quoted price of the Company’s common stock on that day. Total share-based payments recognized in income statement for the three months ended March 31, 2011 and 2010 were $12,501 and $-0-, respectively.

Note 18 – Earnings Per Share

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

Note 18 – Earnings Per Share (continued)

	For the three months ended March 31
	2011	2010

Net income attributable to CHPC	$10,204	$23,175

Weighted average common shares	125,000	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	125,000	120,000
(denominator for diluted income per share)

Basic earnings per share	$0.08	$0.19
Diluted earnings per share	$0.08	$0.19

Note 19 – Risk Factors

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

Note 20 – Concentration of Credit Risk

As of March 31, 2011 and December 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.
For the three months ended March 31, 2011 and Dec 31, 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 were due from customers located in the PRC.
As of March 31, 2011 and December 31, 2010, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the three months ended March 31,
	2011	2010

Cash paid for interest	$34,062	$32,013
Cash paid for income taxes	$18,515	$18,706

Note 22 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2011 are as follows:

Period ended December 31,
2011	$271,294
2012	246,206
2013	153,482
2014	145,334
2015	112,149
Thereafter	487,739

Total	$1,416,204

Note 23 – Segment Information

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

During the ended March 31, 2011, all of the Company’s operations were carried out in one geographical segment – China.

The following table sets out the Company’s segment information. The “Unallocated” column in the following table contains the reconciliation between the amounts for reportable segments and the consolidated amounts, which consists primarily of corporate items not allocated to the operating segments, intersegment eliminations. Intersegment sales are accounted for at fair value as if sales were to third parties.

	For the Three Months Ended March 31,
Sales from external customers	2011	2010
CNG retail	$2,169,684	$1,319,449
LPG retail	78,462	157,665
CNG and LPG wholesale	6,130,369	2,342,933
Unallocated	900,446	852,949
Consolidated	$9,278,961	$4,672,996

	For the Three Months Ended March 31,
Net income attributable to CHPC	2011	2010
CNG retail	$76,687	$8,970
LPG retail	(26,759)	(4,634)
CNG and LPG wholesale	(81,224)	(250,909)
Unallocated	41,500	269,748
Consolidated	$10,204	$23,175

Note 23 – Segment Information (Continued)

	For the Three Months Ended March 31,
Investment income from non-consolidated entities	2011	2010
Consolidated	$83,490	$78,421

	For the Three Months Ended March 31,
Interest expenses	2011	2010
Consolidated	$(34,062)	$(32,013)

	For the Three Months Ended March 31,
Income before noncontrolling interest and income taxes	2011	2010
Consolidated	$25,244	$41,819

Segment assets	March 31, 2011	December 31, 2010
CNG retail	$3,818,517	$2,507,361
LPG retail	82,610	67,582
CNG and LPG wholesale	2,148,903	1,390,697
Unallocated	32,566,445	33,537,570
Consolidated	$38,616,475	$37,503,210

Note 24 – Subsequent events

On April 29, 2011, the company obtained loans in the amount of approximately $1.23 millions from Luoyang Bank, which is secured by the 2.5 million equities of Anyang Top Energy Green Resources Co., Ltd.

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of March 31, 2011, RMB1: US$0.15270.

OVERVIEW

Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top. Along with the reform and opening up and  China's sustained economic growth and rising consumption level, the gas industry as the basis of the energy industry, has been in a sustained and rapid development process, including LPG and CNG, and  other clean gas consumption. With China's sustained and rapid economic growth, and increasing social environmental awareness, clean, renewable energy has been encouraging by industrial policy. "The People's Republic of China National Economic and Social Development of the 11 th Five-Year Plan" clearly declaim that optimizing the energy industry to accelerate the development of LPG, to expand cooperation with offshore LPG resources, and develop gas industry. Especially "implement clean energy car action plan, development of hybrid vehicles, and promote gas use on city buses, taxis and other industries”. LPG, CNG and other clean energy will play an important role in future, there will be immense room for development and a very good development prospects. We plan to add 7 stations in 2010, 15 new stations in 2011, which will be the highlights of the Company.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Up to March 31, 2011, there was no accounts receivable reserve.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	March 31, 2011	March 31, 2010
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	RMB1: US$0.15270	RMB1: US$0.14670

	Three months ended March 31, 2010	Three months ended March 31, 2009
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	RMB1: US$0.15218	RMB1: US$0.14665

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

1)Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
2)Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
3)Wholesale of CNG and LPG

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31 , 2011 and 2010.

Profit & Loss for the quarter ended March 31, 2011 and 2010

	For the quarter ended March 31, 2011			For the quarter ended March 31, 2010			Changes
	Amount	Percentage of Revenue		Amount	Percentage of Revenue		Amount	Percentage
	$	(%)		$	(%)		$	(%)
SALES	$9,278,961	100.00%		4,672,996	100.00%		4,605,965	98.57%

COST OF SALES	8,257,567	88.99%		3,979,668	85.16%		4,277,899	107.49%

GROSS PROFIT	1,021,394	11.01%		693,328	14.84%		328,066	47.32%

Operating Expenses	1,047,046	11.28%		601,755	12.88%		445,291	74.00%

Selling expenses	740,401	7.98%		420,150	8.99%		320,251	76.22%

General & administrative expenses	306,645	3.30%		181,605	3.89%		125,040	68.85%

Income (loss) from Operations	(25,652)	(0.28	) %	91,573	1.96%		(117,225)	(128.01	) %

Other Income (Expenses)	50,896	0.55%		(49,754)	(1.06	) %	100,650	202.30%

Investment income	83,490	0.90%		78,421	1.68%		5,069	6.46%

Interest expenses	(34,062)	(0.37	) %	(32,013)	(0.69	) %	(2,049)	(6.40	) %

Other income (expenses)	1,468	0.02%		(96,162)	(2.06	) %	97,630	101.53%

Income before provision for income taxes	25,244	0.27%		41,819	0.89%		(16,575)	(39.63	) %

Provision for Income Taxes	18,515	0.20%		18,706	0.40%		(191)	(1.02	) %

Income before noncoltrolling interest	6,729	0.07%		23,113	0.49%		(16,384)	(70.88	) %

Noncontrolling interest	(3,475)	(0.04	) %	(62)	-%		3,413	(5,504.84	) %

NET INCOME	10,204	0.11%		23,175	0.49%		(12,971)	(55.97	) %

Foreign currency translation adjustment	156,574	-		9	-		156,565	17,396.11%

TOTAL COMPREHENSIVE INCOME	166,778	1.80%		23,184	0.49%		143,594	619.37%

 The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months ended March 31, 2011 and 2010.

SALES

Historical Financial Information for the quarter ended March 31, 2011 and for the quarter ended March 31, 2010:
	For the quarter ended March 31 2011	For the quarter ended March 31 2010	Change in Percentage (%)
Sales	$9,278,961	$4,672,996	98.57%
Net income	$10,204	$23,175	(55.97%)
Net Income as a percentage of sales	$0.11%	$0.49%	(77.55%)

The Company’s consolidated sales increased to $9,278,961 for the quarter ended March 31, 2011, a 98.57% increase from $4,672,996 reported for the quarter ended March 31, 2010. The increase in revenue resulted primarily from the following factors:

1)	The retail prices of natural gas filling stations of the Company located in Anyang, Jiaozuo, Changzhi have been adjusted upwards along with China's domestic retail prices of crude oil.

2)
With China's rapid economic growth, we organize the thought and seize chance to develop the LPG wholesale market, which resulted the business growth of 161.65% compared with the same quarter of last year.

Our consolidated net income decreased by 55.97% to$10,204 for the quarter ended March 31, 2011, as compared to$23,175for the quarter ended March 31, 2010. This decrease was attributable to:

1)
The Company’s consolidated sales increased by 98.57% for the quarter ended March 31, 2011 compared with the same quarter of last year, but purchasing costs increase more than revenue growth, which resulted in decline of gross profit .

2)
The increase in expense. In December, 2010,a technical services agreement was entered between Liu Zhijun and the Company,according to the agreement, service charge of $12,501 was accounted in this quarter.

Revenues breakdown by segments for the quarter ended March 31, 2011and for the quarter ended March 31, 2010 (in US Dollar)

Items	For the quarter ended March 31, 2011 ($)	Percentage (%)	For the quarter ended March 31, 2010 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	2,169,684	23.38%	1,319,449	28.24%	850,235	64.44%
CNG wholesale	-		1,596	0.03%	(1,596)	(100.00)%
LPG retail	78,462	0.85%	157,665	3.37%	(79,203)	(50.23)%
LPG wholesale	6,130,369	66.07%	2,341,337	50.10%	3,789,032	161.83%
Others	900,446	9.70%	852,949	18.25%	47,497	5.57%
TOTAL	9,278,961	100.00%	4,672,996	100.00%	4,605,965	98.57%

The CNG retail for the quarter ended March 31, 2011 was increased by 64.44% as compared to the quarter ended March 31, 2010. This was mainly due to:

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

2)	In July 2010, one new CNG filling station was put into operation, which contributed to the increase in CNG retail sales;

3)	The retail prices of natural gas have been adjusted upwards along with China's domestic retail prices of crude oil.

LPG retail sales fell by 50.23% compared to the same quarter of 2010. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, at the same time, because of the city planning of Handan, one of our LPG stations was ceased to work, which caused the decrease in our existing LPG retail sales.

LPG wholesales increased by 161.83% compared to the same quarter of 2010. This was mainly due to :

With China's rapid economic growth, some customers affected by economic crisis gradually resume production, and we promptly adjust our strategy and seize chance to develop the LPG wholesale market, and rebuild the relationship with the former customers and cooperate with new ones, which caused the increase in our existing LPG wholesales.

COST OF SALES (COS)

COS for the quarter ended March 31, 2011 was $8,257,567 which is 88.99% of total revenues and represents a 107.49% increase as compared to$3,979,668 and 85.16% of total revenues for the quarter ended March 31, 2010. The increase in COS as a percentage of total revenue was primarily because:
1) Along with the increase in sales,COS increased too.
2) Along with the increase in the prices of petroleum products, there is the increasing demand for natural gas.

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

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2011and 2010 (for the quarter ended March 31):

Gross Margin	2011	2010	Comparisons
TOTAL	11.01%	14.84%	(3.83%)
CNG Retail	20.90%	23.10%	(2.20%)
CNG Wholesale		20.00%	(20.00%)
LPG Retail	9.30%	32.58%	(23.28%)
LPG Wholesale	3.00%	2.11%	(0.89%)

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended March 31, 2011and 2010 (net of tax)
Quarter Ended March 31	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)
2010	$638.88	$599.71	$0.32
2011	$954.94	$717.22	$0.41

SELLING EXPENSES

Selling expenses for the quarter ended March 31, 2011 mainly included the salary of sales personnel and transportation cost. In the first quarter of 2011, selling expenses amounted to $ 740,401, representing 7.98% of total revenue. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the first quarter of 2011, the transportation cost increased 65.59% to approximately$421,510 compared with approximately $254,545 in the same quarter 2010.

The selling expenses for the quarter ended March 31, 2011 increased by 76.22% as compared to $420,150 for the quarter ended March 31, 2010. The main reason is that along with the increase in LPG wholesale, the related transportation cost increased too.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended March 31, 2011, mainly included the salary and welfare of the management personnel and office related expenses,$306,645, which accounted for 3.30% of total sales. For the quarter ended March 31, 2010, the general and administrative expenses was $181,605, accounted for 3.89% of total sales, which represents a 68.85% increase. The reason of the increase was that :

1) In December, 2010,a technical services agreement was entered between Liu Zhijun and the Company,according to the agreement, service charge of $12,501 was accounted in this quarter.
2)  Shijiazhuang Prosperous was put into trial operation in July 2010, general and administrative expenses and depreciation allowances increased, so the related office expenses increased.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended March 31, 2011, interest expenses was $34,062, representing 0.37% of total sales. For quarter ended March 31, 2010, it was $32,013 representing 0.69% of total sales.

The main reason for the increase of the $2,049 in interest expenses, which represents a 6.40% in crease as compared to $32,013 for the quarter ended March 31, 2010, is that Bank of China increased the interest rate.

INCOME FROM OPERATIONS

The Company's consolidated operating income for the quarter ended March 31, 2011 decreased by 128.01 % to$(25,652), from $91,573 reported for the quarter ended March 31, 2010. This was mainly due to:

(a)  The Company’s consolidated sales increased by 98.57% for the quarter ended March 31, 2011 compared with the same quarter of last year, but purchasing costs increase more than revenue growth, which resulted in decline of gross profit .
(b)  Along with the increase of sales, operating expense increased.

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

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that was completed in June 2010, and put into operation in April,2011. The second gas station  in Changzhi was completed by the end of 2010;One LPG station in Anyang was changed into CNG station. Currently the above two stations is carrying on the related procedures approved by government, and will be put into operation in June 2011.

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

NET INCOME

The net income for the quarter ended March 31, 2011 was $10,204 and 0.11% of sales, comparing to $23,175 and 0.49% in the same quarter in 2010. The main reason of the decrease was that purchasing cost of CNG increased, while gross margin decreased.

ACCOUNT RECEIVABLE

Account receivable balance as of March 31, 2011and December 31, 2010 was $481,200 and $541,809,, respectively The average turnover rate of account receivable is 18 times, or 20 days.

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

As of March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of approximately $2,374,454 and $ 3,806,939 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

Cash provided by (used in):	Three months ended March 31, 2011	Three months ended March 31, 2010	Change
			Amount	Percentage
	($)	($)	($)	(%)
Operating Activities	2,034,467	401,893	1,632,574	406%

Investing Activities	(2,340,096)	(842,535)	1,497,561	178%

Financing Activities	(1,236,658)	516,071	(1,752,729)	(340%)

Net cash flow provided by operating activities was $2,034,467 in the three months ended March 31, 2011, as compared to net cash flow provided by operating activities of $401,893 in the three months ended March 31, 2010, representing a increase of $1,632,574 or 406%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash inflows from operating activities was mainly due to: Advance payments decreased and Customer advances increased.

Net cash flow used in investing activities was ($2,340,096) for the three months ended March 31, 2011, as compared to net cash used in investing activities of $1,497,561 for the three months ended March 31, 2010, representing a decrease of $1,497,561 or 178%. The decrease of net cash flow used in investing activities was mainly because we lent $1,527,000 to ZHONG JI INDUSTRY INTERNATIONAL INVESTMENT CO.,LTD.

 Net cash flow provided by financing activities was($1,236,658) for the three months ended March 31, 2011 as compared to net cash provided by financing activities of$516,071 for the three months ended March 31, 2010, representing a decrease of $1, 752,729 or 340%. This is mainly due to the decrease of the loans from other third party.

We do not believe that inflation had a significant negative impact on our results of operations during 2010.

As of March 31, 2011, our total assets were $38,616,475 and our total liabilities were $27,113,869. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.70:1.

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

The Company’s provision for income taxes consisted of:

	For the Three Months
	Ended March 31,
	2011	2010

Current – PRC	$18,515	$18,706

Deferred	$-	$-

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

Date: May 12, 2011	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer