Form 10-Q
period 2011-06-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2011-08-12
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 as of August 11, 2011.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA PROSPEROUS CLEAN ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(UNAUDITED)

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,729,582	$3,806,939
Restricted cash	3,549,869	304,540
Accounts receivable	378,307	541,809
Inventories	791,120	1,020,912
Advance payments	9,676,383	9,363,683
Loans to third parties	4,123,422	3,224,210
Dividend receivable	371,650	524,400
Other current assets	1,360,605	986,519
Total current assets	22,980,938	19,773,012

Property and equipment, net	5,812,959	4,731,838

Other assets:
Advance payments-non current	3,534,075	3,465,541
Deferred income taxes	53,145	52,114
Goodwill	63,620	62,386
Investment in non-consolidated entity	9,569,524	9,383,948
Other non-current assets	33,474	34,371
Total other assets	13,253,838	12,998,360

Total assets	$42,047,735	$37,503,210

Liabilities
Current liabilities:
Accounts payable and accrued expenses	1,288,968	$1,523,027
Short-term bank loans	1,547,000	1,517,000
Trade notes payable	5,878,600	606,800
Customer advances	29,718	1,222,234
Current maturities of capital lease obligations	123,351	-
Due to former shareholders	1,666,833	1,634,509
Income taxes payable	4,234	178,643
Loans from third parties	18,243,890	18,873,908
Other current liabilities	1,047,528	611,054
Total current liabilities	29,830,122	26,167,175

Long- term capital lease obligations	232,856	-

Total liabilities	30,062,978	26,167,175

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized,	125	125
125,000 shares issued and outstanding at
June 30, 2011 and December 31, 2010.
Additional paid-in capital	8,105,257	8,105,257
Retained earnings	2,546,401	2,162,039
Statutory reserve	283,119	283,119
Accumulated other comprehensive income	1,037,726	773,166
Total stockholders’ equity	11,972,628	11,323,706

Noncontrolling interest	12,129	12,329

Total equity	11,984,757	11,336,035

Total liabilities and equity	$42,047,735	$37,503,210

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Sales	$7,120,591	$5,311,443	$16,399,552	$9,984,439

Cost of sales	5,780,571	4,674,824	14,038,138	8,654,492

Gross profit	1,340,020	636,619	2,361,414	1,329,947

Operating expenses:
Selling expenses	628,145	391,739	1,368,546	811,889
General and administrative expenses:	255,135	170,349	561,780	351,954
Total operating expenses	883,280	562,088	1,930,326	1,163,843

Income from operations	456,740	74,531	431,088	166,104

Other income (expenses):
Investment income	82,372	78,464	165,862	156,885
Interest expense	(59,533)	(217)	(93,595)	(32,231)
Other expenses	(3,713)	(7,625)	(2,245)	(103,786)
Total other income	19,126	70,622	70,022	20,868

Income before provision for income taxes	475,866	145,153	501,110	186,972

Provision for income taxes	101,879	39,704	120,394	58,410

Net income	373,987	105,449	380,716	128,562

Less: Net loss attributable to noncontrolling interest	(171)	(1,333)	(3,646)	(1,395)

Net income attributable to CHPC	$374,158	$106,782	$384,362	$129,957

Weighted average number of shares
Basic and diluted	125,000	120,000	125,000	120,000

Earnings per share
Basic and diluted	$2.99	$0.88	$3.07	$1.08

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$373,987	$105,449	$380,716	$128,562

Other comprehensive income
Foreign currency translation adjustment	108,164	34,721	268,006	34,730

Total other comprehensive income	108,164	34,721	268,006	34,730

Comprehensive income	482,151	140,170	648,722	163,292

Less: Comprehensive income attributable to the
noncontrolling interest	(407)	(1,341)	(200)	(1,341)

Comprehensive income attributable to CHPC	$482,558	$141,511	$648,922	$164,633

The accompanying notes are an integral part of these consolidated financial statements.

China Prosperous Clean Energy Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$380,716	$128,562
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	168,394	109,940
Share-based payments	25,000	-
Changes in assets and liabilities:
Accounts receivable	172,426	35,970
Inventories	247,412	(234,965)
Advance payments	(126,214)	1,401,028
Dividend receivable	161,444	156,899
Other current assets	(409,564)	(1,708,566)
Other non-current assets	1,561	909
Accounts payable and accrued expenses	(261,463)	(53,010)
Trade notes payable	5,205,740	-
Customer advances	(1,204,182)	593,522
Other current liabilities	243,914	160,201
Total adjustments	4,224,468	461,928

Net cash provided by operating activities:	4,605,184	590,490

Cash flows from investing activities:
Acquisition of property and equipment	(1,145,788)	(183,496)
Advance payments for purchase of fixed assets	-	(785,898)
Loans to third parties	(826,863)	-
Investment in non-consolidated entities	-	(8,576)
Net cash used in investing activities:	(1,972,651)	(977,970)

Cash flows from financing activities:
Restricted cash	(3,206,014)	(639)
Repayment of short-term bank loans	-	(439,800)
Proceeds from (repayment of) third party loans	(640,409)	1,012,371
Repayment of long-term bank loan	-	(146,600)
Net cash provided by (used in) financing activities:	(3,846,423)	425,332

Effect of foreign currency translation on cash	136,533	(4,713)

Net increase (decrease) in cash and cash equivalents	(1,077,357)	33,139

Cash and cash equivalents – beginning	3,806,939	694,620

Cash and cash equivalents – ending	$2,729,582	$727,759

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$-	$5,478,442

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

As of June 30, 2011, details of the subsidiaries of the Company are as follows:

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from June 30, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of December 31, 2010 and June 30, 2011 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of June 30, 2011 and December 31, 2010, the Company had restricted cash of $3,549,869 and $304,540, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventories

Inventories by major categories are summarized as follows:

	June 30, 2011	December 31, 2010

Compressed natural gas	$137,485	$199,569
Liquefied petroleum gas	299,566	578,264
Dimethyl ether	24,138	97,452
Vehicle modification components and other	329,931	145,627

Total	$791,120	$1,020,912

Note 5 – Advance Payments

Advance payments as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010

Inventories	$9,676,383	$9,363,683
Property and equipment	3,534,075	3,465,541
Total	$13,210,458	$12,829,224

Note 6 – Dividend Receivable

Dividend receivable as of June 30, 2011 and December 31, 2010 were $371,650 and $524,400, respectively, representing income receivable from Anyang Petro China and Ancai exhibited in Note 10.

Note 7 – Loans to Third Parties

Loans to third parties primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Loan to third parties outstanding as of June 30, 2011 and December 31, 2010 were $4,123,422 and $3,224,210, respectively.

Note 8 – Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Buildings	$2,455,584	$1,144,422
Machinery	3,938,961	3,129,046
Machinery – capital lease	320,659	-
Office equipment	95,743	75,363
Gas storage vehicles and motor vehicles	129,869	127,350
Construction in progress	547,354	1,731,539
	7,488,170	6,207,720
Less: Accumulated depreciation	(1,675,211)	(1,475,882)

Total	$5,812,959	$4,731,838

Depreciation expense for three months ended June 30, 2011 and 2010 was $125,125 and $92,040 respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $168,394 and $109,940, respectively. For the six months ended June 30, 2011 and 2010, amortization of equipment under capital lease included in depreciation expense was $2,671 and $-0-, respectively.

Note 9 – Capital Leases – Future Minimum Lease Payments

The Company leases certain machineries under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $320,659 and $-0- as of June 30, 2011 and December 31, 2010, respectively. Accumulated amortization of the leased machinery as of June 30, 2011 and 2010 was $2,671 and $-0-, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of June 30, 2011 are as follows:

Year Ending December 31,	Amount
2011	$ 101,979
2012	127,114
2013	127,114
Total minimum lease payments	$ 356,207
Less: Current maturities of capital
lease obligations	(123,351)
Long-term capital lease obligations	$ 232,856

Note 10 – Deferred Income Taxes

Deferred income tax asset of $53,145 and $52,114 as of June 30, 2011 and December 31, 2010 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years.

Note 11 – Investments in Non-consolidated Entities

As of June 30, 2011, available-for-sale securities consist of the following:

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

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of June 30, 2011, there was no allowance for impairment loss.

Anyang Dingran Gas Co., Ltd was incorporated on July 12, 2010, with a registered capital of $8 million, which was invested by Ancai Hi-tec Corporation, Antai Investment Co., Ltd., and Anyang Prosperous. Anyang Prosperous invested $3.04 million for its 38% equity interest in Anyang Dingran. It mainly engaged in the investment and operation in CNG and LNG stations. Through the CNG pipeline of branch of Henan, which can support 0.21billion M3 CNG per year, it will construct mother stations and standard stations, and now it was operated by the above three parties. Therefore, Anyang Dingran has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2011 and 2010, no dividend income was distributed from Anyang Dingran.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2011 and 2010, dividend income of $163,750 and $156,885, respectively, from Anyang Petro China was included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April 18, 2008 and was registered with capital of approximate $1.17million. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center. Ancai has been accounted for using the cost method instead of the equity method. For the six months ended June 30, 2011 and 2010, dividend of $2,112 and $-0- respectively, from Ancai was included in other income.

As of June 30, 2011, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010

Accounts payable	$1,261,258	$1,509,024
Accrued expenses	27,710	14,003

Total	$1,288,968	$1,523,027

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 13– Short Term Bank Loans

Short-term bank loans consist of the following:

	June 30,	December 31,
	2011	2010

6.372% one-year term loan from Bank of China, signed on October 8, 2010, which is to be repaid in full by October 8, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. I nterest was paid quarterly.	$464,100	$455,100

6.672% one-year term loan from Bank of China, signed on November 9, 2010, which is to be repaid in full by November 9, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	309,400	303,400

6.1160% one-year term loan from Zhengzhou Branch of Shanghai Pudong Development Bank, signed on November 18, 2010, which is to be repaid in full by November 18, 2011. The loan is guaranteed by 70% of the paid-up capital of $500 and rights to use land of Henan Small & Medium Enterprises Investment Guaranty Co., Ltd. Interest was paid monthly.	773,500	758,500

Total	$1,547,000	$1,517,000

Note 14 – Due to Former Shareholders

Balances of due to the former shareholders are mainly a result of a series of mergers and acquisitions of the Company in 2008. As of June 30, 2011 and December 31, 2010, the outstanding balance due to the former shareholders was $1,666,833 and $1,634,509.

Note 15 – Loans From Third Parties

Loans from third parties as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010

Anyang Zhenyuan Group	$16,758,770	$17,417,588
Beijing Prosperous Energy Technology Developing Co., Ltd	1, 485,120	1,456,320
Total	$18,243,890	$18,873,908

The proceeds of these loans were utilized as working capital. These loans are good-faith, unsecured, and non-interest bearing.

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

The Company’s provision for income taxes consists of:

	For the six months ended June 30,
	2011	2010

Current	$120,394	$58,410
Deferred	-	-
Total provision for income taxes	$120,394	$58,410

Note 17 – Share – Based Payments

On December 3, 2010, the board of directors approved to issue 500,000 shares of the Company’s common stock to Mr. Zhijun Liu, the consultant of the Company for one year consultant service fee. The fair value on December 3, 2010 was $50,000 based on the quoted price of the Company’s common stock on that day. Total share-based payments recognized in income statement for the six months ended June 30, 2011 and 2010 were $25,000 and $-0-, respectively.

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

Note 18 – Earnings Per Share (continued)

	Three Months Ended June 30,
	2011	2010

Net income attributable to CHPC	$374,158	$106,782

Weighted average common shares	125,000	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	125,000	120,000
(denominator for diluted income per share)

Basic earnings per share	$2.99	$0.88
Diluted earnings per share	$2.99	$0.88

	Six Months Ended June 30,
	2011	2010

Net income attributable to CHPC	$384,362	$129,957

Weighted average common shares	125,000	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	125,000	120,000
(denominator for diluted income per share)

Basic earnings per share	$3.07	$1.08
Diluted earnings per share	$3.07	$1.08

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

Note 20 – Concentration of Credit Risk

As of June 30, 2011 and December 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2011 and Dec 31, 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2011 and December 31, 2010 were due from customers located in the PRC.

As of June 30, 2011 and December 31, 2010, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the six months ended June 30,
	2011	2010

Cash paid for interest	$93,595	$32,231
Cash paid for income taxes	$120,394	$58,410

Note 22 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2011 are as follows:

Period ended December 31,
2011	$271,294
2012	246,206
2013	153,482
2014	145,334
2015	112,149
Thereafter	487,739

Total	$1,416,204

Guaranty contingency

On May 18th, 2011, Anyang Top Energy Green Resources Co., Ltd (“Anyang Top”) signed a Guaranty Agreement (the “Guaranty”) with Zhengzhou Hengrun Energy Co, Ltd (“Zhengzhou Hengrun”), an unrelated party, to become the guarantor with respect to a RMB 25.9 million (approximately $3.98 million) capital lease. The lessor is Zhongji Vehicle leasing Co., Ltd. (“Zhongji”). According to the Guaranty, Zhengzhou Hengrun will start to lease the equipment from August 24th 2011, if Zhengzhou Hengrun fails to pay the monthly rent RMB 719,847.2 (approximately $111,360) by the 25th of each month from September 2011 to August 2014, Anyang Top is obligated under the Guaranty to make the required monthly payments. The maximum potential amount of future payments that Anyang Top would be required to make under the Guaranty is RMB 21,6 million (approximately $3.34 million). There are no recourse provisions that would enable the Company to recover from third parties and no assets held as collateral by the Company or by third parties that, upon the occurrence of a triggering event or condition under the Guaranty, the Company can obtain and liquidate to recover all or a portion of any amounts paid by Anyang Top under the Guaranty.

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

Note 23 – Segment Information (Continued)

▪	Retail sales of Compressed Natural Gas (“CNG”) through operation of CNG filling stations;
▪	Retail sales of Liquefied Petroleum Gas (“LPG”) through operation of LPG filling stations; and
▪	Wholesale of CNG and LPG

During the ended June 30, 2011, all of the Company’s operations were carried out in one geographical segment – China.

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

	For the Six Months Ended June 30,
Sales from external customers	2011	2010
CNG retail	$4,239,396	$2,762,495
LPG retail	145,262	297,955
CNG and LPG wholesale	8,837,943	5,066,256
Unallocated	3,176,951	1,857,733
Consolidated	$16,399,552	$9,984,439

	For the Six Months Ended June 30,
Net income attributable to CHPC	2011	2010
CNG retail	$404,292	$259,124
LPG retail	(12,760)	(24,121)
CNG and LPG wholesale	(58,407)	(301,974)
Unallocated	51,237	196,928
Consolidated	$384,362	$129,957

	For the Six Months Ended June 30,
Investment income from non-consolidated entities	2011	2010
Consolidated	$165,862	$156,885

	For the Six Months Ended June 30,
Interest expenses	2011	2010
Consolidated	$(93,595)	$(32,231)

	For the Six Months Ended June 30,
Income before noncontrolling interest and income taxes	2011	2010
Consolidated	$501,110	$186,972

Segment assets	June 30, 2011	December 31, 2010
CNG retail	$4,640,804	$2,507,361
LPG retail	82,610	67,582
CNG and LPG wholesale	2,895,443	1,390,697
Unallocated	34,428,878	33,537,570
Consolidated	$42,047,735	$37,503,210

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of June 30, 2011, RMB1: US$0.15470.

OVERVIEW

Our new primary business operations include: retail sales of CNG and operation of CNG filling stations; retail sales of LPG and operation of LPG filling stations; and wholesale of LPG and CNG. Our primary business is carried out by Origin Orbit through Anyang Prosperous and Anyang Top. Along with the reform and opening up and  China's sustained economic growth and rising consumption level, the gas industry as the basis of the energy industry, has been in a sustained and rapid development process, including LPG and CNG, and  other clean gas consumption. With China's sustained and rapid economic growth, and increasing social environmental awareness, clean, renewable energy has been encouraging by industrial policy. "The People's Republic of China National Economic and Social Development of the 12 th Five-Year Plan" clearly declaim that accelerating the development of new energy used vehicles and other strategic emerging industries, adjusting and optimizing the energy structure, promoting diversified clean energy development, increasing oil and gas exploration and development, and promoting rapid growth in natural gas production.
LPG, CNG and other clean energy will play an important role in future, there will be immense room for development and a very good development prospects. We plan to add 7 stations in 2011, 15 new stations in 2012, which will be the highlights of the Company.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Up to June 30, 2011, there was no accounts receivable reserve.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	June 30, 2011	December 31, 2010
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	RMB1: US$0.15470	RMB1: US$0.15170

	Three months ended June 30, 2011	Three months ended June 30, 2010
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	RMB1: US$0.15434	RMB1: US$0.14630

	Six months ended June 30, 2011	Six months ended June 30, 2010
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	RMB1: US$0.15311	RMB1: US$0.14669

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended June 30, 2011 and 2010.

Profit & Loss for the quarter ended June 30, 2011 and 2010
	For the quarter ended June 30, 2011		For the quarter ended June 30, 2010		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	$(%)
Sales	$7,120,591	100.00%	5,311,443	100.00%	1,809,148	34.6%

Cost of Sales	5,780,571	81.18%	4,674,824	88.01%	1,105,747	23.65%

Gross Profit	1,340,020	18.82%	636,619	11.99%	703,401	110.49%

Operating Expenses：	883,280	12.4%	562,088	10.58%	321,192	57.14%

Selling Expenses	628,145	8.82%	391,739	7.38%	236,406	60.35%

General & Administrative Expenses	255,135	3.58%	170,349	3.21%	84,786	49.77%

Income from Operations	456,740	6.41%	74,531	1.40%	382,209	512.82%

Other Income (Expenses)：	19,126	0.27%	70,622	1.33%	(51,496)	(72.92%)

Investment Income	82,372	1.16%	78,464	1.48%	3908	4.98%

Interest Expense	(59,533)	(0.84%)	(217)	-%	59,316	27334.56%

Other Income (Expenses)	(3,713)	(0.05%)	(7,625)	(0.14%)	(3,912)	(51.30%)

Income before Provision for Income Taxes	475,866	6.68%	145,153	2.73%	330,714	227.84%)

Provision for Income Taxes	101,879	1.43%	39,704	0.75%	62,175	156.60%

Income before Noncontrolling Interest	373,987	5.25%	105,449	1.99%	268,539	254.66%)

Noncontrolling Interest	(171)	0.00%	(1,333)	(0.03%)	(1,163)	(87.18%)

Net Income	374,158	5.25%	106,782	2.01%	267,376	250.39%

Foreign Currency Translation Adjustment	108,400	1.5%	34,729	0.65%	73,671	212.13%

Total Comprehensive Income	482,558	6.78%	141,511	2.66%	341,047	241.00%

Profit & Loss for the Six months ended June 30, 2011 and 2010

	For the six months ended June 30, 2010		For the six months ended June 30, 2009		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
Sales	16,399,552	100.00%	9,984,439	100.00%	6,415,113	64.25%

Cost of Sales	14,038,138	85.60%	8,654,492	86.68%	5,383,646	62.21%

Gross Profit	2,361,414	14.40%	1,329,947	13.32%	1,031,467	77.56%

Operating Expenses：	1,930,326	11.77%	1,163,843	11.66%	766,483	65.86%

Selling Expenses	1,368,546	8.35%	811,889	8.13%	556,657	68.56%

General & Administrative Expenses	561,780	3.43%	351,954	3.53%	209,826	59.62%

Income from Operations	431,088	2.63%	166,104	1.66%	264,984	159.53%

Other Income (Expenses)：	70,022	0.43%	20,868	0.21%	49,154	235.55%

Investment Income	165,862	1.01%	156,885	1.57%	8,977	5.72%

Interest Expense	(93,595)	(0.57%)	(32,231)	(0.32%)	61,364	190.39%

Other Income (Expenses)	(2,245)	(0.01%)	(103,786)	（1.04%	(101,541)	(97.84%)

Income before Provision for Income Taxes	501,110	3.06%	186,972	1.87%	314,138	168.01%

Provision for Income Taxes	120,394	0.73%	58,410	0.59%	61,984	106.12%

Income before Noncontrolling interest	380,716	2.32%	128,562	1.29%	252,154	196.13%

Noncontrolling Interest	(3,646)	(0.02%)	(1,395)	（0.01%)	2,251	161.36%

Net Income	384,362	2.34%	129,957	1.30%	254,405	195.76%

Foreign Currency Translation Adjustment	264,560	1.16%	34,676	0.35%	229,884	662.95%

Total Comprehensive Income	648,923	3.96%	164,633	1.65%	484,290	294.16%

  The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months and six months ended June 30, 2011 and 2010.

SALES

Historical Financial Information for the quarter ended June 30, 2011 and for the quarter ended June 30, 2010:
	For the quarter ended June 30, 2011		For the quarter ended June 30,2010		Change in Percentage (%)
Sales	$7,120,591		$5,311,443		34.06%
Net income	$374,158		$106,782		250.39%
Net Income as a percentage of sales	$5.25%	%	$2.01%	%	161.42%

The Company’s consolidated sales increased to $7,120,591 for the quarter ended June 30, 2011, a 34.06% increase from $5,311,443 reported for the quarter ended June 30, 2011. The increase in revenue resulted primarily from the following factors:

1)
The three new natural gas filling stations of the Company located in Anyang, Linyng, Weifang have been put into  operation in this quarter, along with the increase of filling stations, sales volume increased by 16.12% compared with the same quarter of last year.

2)
The retail prices of natural gas filling stations of the Company have been adjusted upwards along with China's domestic retail prices of crude oil. The average retail prices increased by 21.58% compared with the same quarter of last year.

Our consolidated net income increased by 250.39% to $374,158 for the quarter ended June 30, 2011, as compared to $106,782 for the quarter ended June 30, 2011. This decrease was attributable to:

 We adopt the centralized purchasing policy and choose the provider from different channel, which increased our bargaining power and reduce the effect of increasing CNG price to us, and finally increase of cost of sales was less than sales, and caused the growth of gross profit.

Revenues breakdown by segments for the quarter ended June 30, 2011 and for the quarter ended June 30, 2010(in US Dollar)

Items	For the quarter ended June 30, 2011 ($)	Percentage (%)	For the quarter ended June 30, 2010 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	2,069,712	29.07%	1,443,046	27.17%	626,666	43.43%
CNG wholesale			-	-
LPG retail	66,800	0.94%	140,290	2.64%	(73,490)	(52.38%)
LPG wholesale	2,707,574	38.02%	2,723,323	51.27%	(15,749)	(0.58%)
Others	2,276,505	31.97%	1,004,784	18.92%	1,271,721	126.57%
TOTAL	7,120,591	100.00%	5,311,443	100.00%	1,809,148	34.06%

The CNG retail for the quarter ended June 30, 2011 was increased by 64.44% as compared to the quarter ended June 30, 2010. This was mainly due to:

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

2)	In July 2010, one new CNG filling station in Anyang, in 2011 one in Weifang, and the other one in Linying were put into operation, which contributed to the increase in CNG retail sales;

3)	The retail prices of natural gas have been adjusted upwards along with China's domestic retail prices of crude oil.

LPG retail sales fell by 52.38% compared to the same quarter of 2010. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, at the same time, because of the city planning of Handan, one of our LPG stations was ceased to work, which caused the decrease in our existing LPG retail sales.

LPG wholesales decreased by 0.58% compared to the same quarter of 2010. Along with China's rapid economic growth, LPG wholesale market gradually resumed and our sales market was basically steady.

COST OF SALES (COS)

COS for the quarter ended June 30, 2011 was $5,780,571 which is 81.18% of total revenues and represents a 23.65% increase as compared to$4,674,824 and 88.01% of total revenues for the quarter ended June 30, 2010. The increase in COS as a percentage of total revenue was primarily because:

1) Along with the increase in sales,COS increased too.
2) we has taken centralized purchasing to obtain lower prices of raw materials and multiple channels to choose providers, which increased our profitability.

COS as a percentage of sales may fluctuate in the future. This fluctuation may primarily be due to changes in the price of our procurement price and selling price, which can have a significant impact on the COS. The Company will adopt proper measures to reduce fluctuations in the COS. These measures includes: centralized purchasing to obtain lower prices of raw materials, maintaining long-term stable cooperative relations with the existing gas source suppliers, increasing the development of new gas suppliers, and solving gas supply problems and reducing the cost of sales by way of joint venture and self-built CNG mother stations.

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2011and 2010 (for the quarter ended June 30):

Gross Margin	2011	2010	Comparisons
TOTAL	18.82%	11.99%	(3.83%)
CNG Retail	25.20%	23.90%	(2.20%)
CNG Wholesale			(20.00%)
LPG Retail	8.70%	11.88%	(23.28%)
LPG Wholesale	4.30%	2.41%	(0.89%)

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended June 30, 2011and 2010 (net of tax)
Quarter Ended June 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)

2010	$742.04	$685.69	$0.32

2011	$889.73	$744.13	$0.42

SELLING EXPENSES

Selling expenses for the quarter ended June 30, 2011 mainly included the salary of sales personnel and transportation cost. In the second quarter of 2011, selling expenses amounted to $ 628,145, representing 8.82% of total sales. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the second quarter of 2011, the transportation cost increased 99.33% to approximately $335,627 compared with approximately $168,374 in the same quarter 2010.

The selling expenses for the quarter ended June 30, 2011 increased by 60.35% as compared to $391,739 for the quarter ended June 30, 2010. The main reason is that along with the increase in LPG wholesale, the related transportation cost increased by 99.33%.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended June 30, 2011, mainly included the salary and welfare of the management personnel and office related expenses,$255,135, which accounted for 3.58% of total sales. For the quarter ended June 30, 2010, the general and administrative expenses was $170,349, accounted for 3.21% of total sales, which represents a 49.77% increase. The reason of the increase was that :

1) In December, 2010,a technical services agreement was entered between Liu Zhijun and the Company,according to the agreement, service charge of $12,501 was accounted in this quarter.
2)  Shijiazhuang Prosperous was put into trial operation in July 2010, general and administrative expenses and depreciation allowances increased, so the related office expenses increased.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended June 30, 2011, interest expenses was $59,533, representing 0.84% of total sales. For quarter ended June 30, 2010, it was $217 representing -% of total sales.

The main reason for the increase of the $59,316 in interest expenses, which represents a 6.40% in crease as compared to $217 for the quarter ended June 30, 2010, this was mainly due to: 1) Bank of China increased the interest rate. 2)In November 2010, Anyang Prosperous acquired a one-year loan from Zhengzhou Guoji Road Branch of Shanghai Pudong Development Bank.

INCOME FROM OPERATIONS

The Company's consolidated operating income for the quarter ended June 30, 2011 increased by 512.82 % to $456,740, from $74,531 reported for the quarter ended June 30, 2010. This was mainly due to:

(a)  Though the Company’s consolidated sales increased by 34.06% for the quarter ended June 30, 2011 compared with the same quarter of last year, CNG purchasing costs decrease, COS decreased too,and  CNG purchasing costs was less than sales growth, which resulted in increase of gross profit and income from operation.

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

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that was completed in June 2010, and put into operation in April,2011. The second gas station  in Changzhi was completed by the end of 2010;One LPG station in Anyang was changed into CNG station and was put into operation in June 2011.

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

NET INCOME

The net income for the quarter ended June 30, 2011 was $374,158 and 5.25% of sales, comparing to $106,782 and 2.01% in the same quarter in 2010. The main reason of the increase was that the CNG retail price increased more than purchasing cost of CNG, and gross margin increased.

ACCOUNT RECEIVABLE

Account receivable balance as of June 30, 2011 and December 31, 2010 was $378,307 and $541,809,, respectively The average turnover rate of account receivable is 36 times, or 10 days.

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

As of June 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of approximately $2,729,582 and $ 3,806,939 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

Cash provided by (used in):	Six months ended June 30, 2011	Six months ended June 30, 2010	Change
			Amount	Percentage
	($)	($)	($)	(%)

Operating Activities	4,605,184	590,490	4,014,694	679%

Investing Activities	(1,972,651)	(977,970)	994,681	102%

Financing Activities	(3,846,423)	425,332	4,271,755	1,004%

Net cash flow provided by operating activities was $4,605,184 in the six months ended June 30, 2011, as compared to net cash flow provided by operating activities of $590,490 in the six months ended June 30, 2010, representing a increase of $4,002,195 or 678%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

1) The increase in net cash flow from operating activities was mainly due to: increase in net income, and in January 2011 Anyang Prosperous acquired a bank acceptance from Zhengzhou Guoji Road Branch of Shanghai Pudong Development Bank, which caused the increase of trade bills payable.

Net cash flow used in investing activities was ($1,972,651) for the six months ended June 30, 2011, as compared to net cash used in investing activities of $(977,970) for the six months ended June 30, 2010, representing a increase of $994,681 or 102%. The increase of net cash flow used in investing activities was mainly because of increase in purchasing fixed assets.

 Net cash flow provided by financing activities was($3,846,423) for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $425,332 for the six months ended June 30, 2010, representing a decrease of $4,271,755 or 1,004%. This is mainly because we keep a cash deposit in bank to get the Bank Bill.

We do not believe that inflation had a significant negative impact on our results of operations during 2011.

As of June 30, 2011, our total assets were $42,047,735 and our total liabilities were $30,062,978. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.71:1.

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

The Company’s provision for income taxes consisted of:

	For the Six Months
	Ended June 30,
	2011	2010

Current – PRC	$120,394	$58,410

Deferred	$120,394	$58,410

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

Date: August 12, 2011	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer