Form 10-Q/A
period 2011-06-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2011-09-09
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

x	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

 86-372-3166864
(telephone number, including area code)

Copy of Communication to:
Bernard & Yam, LLP
Attention: Bin Zhou, Esq.
401 Broadway Suite 1708
New York, NY 10013
Phone: 212-219-7783
Facsimile: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES x NO ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES x NO ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelrated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ¨  NO x

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 as of August 11, 2011.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

Explanatory Note

The purpose of this Amendment to China Prosperous Clean Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.

Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement between Walter Brenner and Oracular Dragon Capital Company, Ltd. (2)

10.2	Affiliate Stock Purchase Agreement between Horst Balthes and Oracular Dragon Capital Company, Ltd.(2)

10.3	Non-Affiliate Stock Purchase Agreement (2)

10.4	Share Exchange Agreement, dated June 30, 2008, between Company and Oracular Dragon Capital Company, Ltd.(3)

10.5	Consulting Agreement between Company and Zhijun Liu (4)

31.1	Section 302 Certificate of Chief Executive Officer (5)

31.2	Section 302 Certificate of Chief Financial Officer (6)

32.1	Section 906 Certificate of Chief Executive Officer (7)

32.2	Section 906 Certificate of Chief Financial Officer (8)

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

* filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on June 29, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on June 20, 2008

(3) Incorporated by reference to the Report on Form 8-K as filed on June 30, 2008.

(4) Incorporated by reference to the Report on Form 8-K as filed on December 07, 2010

(5) Incorporated by reference to the Exhibit 31.1 of the Form 10Q filed on August 12, 2011.

(6) Incorporated by reference to the Exhibit 31.2 of the Form 10Q filed on August 12, 2011.

(7) Incorporated by reference to the Exhibit 32.1 of the Form 10Q filed on August 12, 2011.

(8) Incorporated by reference to the Exhibit 32.2 of the Form 10Q filed on August 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 9, 2011	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer