Form 10-Q
period 2011-09-30
CHINA PROSPEROUS CLEAN ENERGY Corp
filed 2011-11-14
CIK 1402159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 125,000 shares of common stock  as of September 30, 2011 and November 11, 2011.

On this Form 10Q quarterly report, the registrant, China Prosperous Clean Energy Corporation, is hereinafter referred as "we", or "Company", or "CHPC".

CHINA PROSPEROUS CLEAN ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

Table of Contents

Page
Consolidated Financial Statements

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,346,494	$3,806,939
Restricted cash	3,601,315	304,540
Accounts receivable	693,205	541,809
Inventories	907,264	1,020,912
Advance payments	9,678,406	9,363,683
Loans to third parties	3,962,594	3,224,210
Dividends receivable	271,861	524,400
Other current assets	1,386,531	986,519
Total current assets	21,847,670	19,773,012

Property and equipment, net	6,220,660	4,731,838

Other assets:
Advance payments-non current	3,575,196	3,465,541
Deferred income taxes	53,764	52,114
Goodwill	64,360	62,386
Investment in non-consolidated entity	9,680,870	9,383,948
Other non-current assets	33,796	34,371
Total other assets	13,407,986	12,998,360

Total assets	$41,476,316	$37,503,210

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$434,481	$1,523,027
Short-term bank loans	1,565,000	1,517,000
Trade notes payable	5,947,000	606,800
Customer advances	133,601	1,222,234
Current maturities of capital lease obligations	124,786	-
Due to former shareholders	1,686,228	1,634,509
Income taxes payable	122,536	178,643
Loans from third parties	17,909,204	18,873,908
Other current liabilities	1,007,467	611,054
Total current liabilities	28,930,303	26,167,175

Long- term capital lease obligations	202,576	-

Total liabilities	29,132,879	26,167,175

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, $0.001 par value, 75,000,000 shares authorized,	125	125
125,000 shares issued and outstanding at
September 30, 2011 and December 31, 2010.
Additional paid-in capital	8,105,257	8,105,257
Retained earnings	2,704,690	2,162,039
Statutory reserve	343,432	283,119
Accumulated other comprehensive income	1,177,830	773,166
Total stockholders’ equity	12,331,334	11,323,706

Noncontrolling interest	12,103	12,329

Total equity	12,343,437	11,336,035

Total liabilities and equity	$41,476,316	$37,503,210

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Sales	$8,213,554	$6,739,042	$24,613,106	$16,723,481

Cost of sales	6,964,280	5,746,539	21,002,418	14,401,031

Gross profit	1,249,274	992,503	3,610,688	2,322,450

Operating expenses:
Selling expenses	629,545	432,372	1,998,091	1,244,261
General and administrative expenses:	374,213	211,178	935,993	563,131
Total operating expenses	1,003,758	643,550	2,934,084	1,807,392

Income from operations	245,516	348,953	676,604	515,058

Other income (expenses):
Investment income	83,529	79,100	249,391	235,985
Interest expense	(8,299)	(4,827)	(101,894)	(37,058)
Other expenses	(1,845)	(1,616)	(4,090)	(105,402)
Total other income	73,385	72,657	143,407	93,525

Income before provision for income taxes	318,901	421,611	820,011	608,583

Provision for income taxes	100,488	60,834	220,882	119,244

Net income	218,413	360,777	599,129	489,339

Less: Net loss attributable to noncontrolling interest	(190)	(2,599)	(3,836)	(2,661)

Net income attributable to CHPC	$218,603	$363,376	$602,965	$492,000

Weighted average number of shares
Basic and diluted	125,000	120,000	125,000	120,000

Earnings per share
Basic and diluted	$1.75	$3.02	$4.82	$4.10

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$218,413	$360,777	$599,129	$489,339

Other comprehensive income
Foreign currency translation adjustment	140,267	151,205	408,273	185,935

Total other comprehensive income	140,267	151,205	408,273	185,935

Comprehensive income	358,680	511,982	1,007,402	675,274

Less: Comprehensive income attributable to the
noncontrolling interest	(26)	(1,061)	(226)	(2,402)

Comprehensive income attributable to CHPC	$358,706	$508,239	$1,007,628	$672,872

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$599,129	$489,339
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	299,265	213,829
Share-based payments	37,500	-
Changes in assets and liabilities:
Accounts receivable	(132,228)	193,676
Inventories	143,751	(449,534)
Advance payments	(18,165)	5,656,121
Dividends receivable	265,072	78,773
Other current assets	(422,118)	(2,154,503)
Other non-current assets	1,637	956
Accounts payable and accrued expenses	(1,119,595)	(832,908)
Trade notes payable	5,240,760	(588,400)
Customer advances	(1,110,307)	509,609
Other current liabilities	310,562	616,042
Total adjustments	3,496,134	3,243,661

Net cash provided by operating activities:	4,095,263	3,733,000

Cash flows from investing activities:
Acquisition of property and equipment	(1,618,171)	(192,496)
Advance payments for purchase of fixed assets	-	(2,357,088)
Loans to third parties	(626,768)	-
Investment in non-consolidated entities	-	208,070
Net cash used in investing activities:	(2,244,939)	(2,341,514)

Cash flows from financing activities:
Restricted cash	(3,237,569)	293,947
Repayment of short-term bank loans	-	(882,600)
Proceeds from (repayment of) loans from third parties	(1,538,348)	3,179,240
Capital lease obligations	322,426
Repayment of long-term bank loan	-	(147,100)
Net cash provided by (used in) financing activities:	(4,453,491)	2,443,487

Effect of foreign currency translation on cash	142,722	39,999

Net increase (decrease) in cash and cash equivalents	(2,460,445)	3,874,972

Cash and cash equivalents – beginning	3,806,939	694,620

Cash and cash equivalents – ending	$1,346,494	$4,569,592

Supplemental schedule of non cash activities
Advance payments for investment in non-consolidated entity	$-	$5,478,442

The accompanying notes are an integral part of these consolidated financial statements.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Description of Business

China Prosperous Clean Energy Corporation (the "Company" or “CHPC”) was incorporated in the State of Nevada on March 24, 2006.  On September 30, 2008, the Company entered a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 5,865,000 shares of its common stock, par value $ 0.00001, to Oracular Dragon Capital Company, Ltd (“Oracular Dragon”), the sole shareholder of Origin Orbit Green Resource Company, Ltd (“Origin Orbit”) in exchange for all the issued and outstanding shares of Origin Orbit (the “Share Exchange”).  The Share Exchange is the final part of a series of consecutive transactions including the stock purchase transactions consummated on September 19, 2008 in which the sole shareholder of Origin Orbit purchased 4,524,231 shares of common stock of CHPC from the affiliate and non-affiliate shareholders of CHPC at a total consideration of $ 346,586 (the “Stock Purchase”). Immediately following the Share Exchange and Stock Purchase, Oracular Dragon owned 10,389,231 shares of the common stock of CHPC, representing approximately 86.6% of CHPC’s total issued and outstanding share capital. As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Origin Orbit is deemed to be the accounting acquirer and CHPC to be the accounting acquiree. The financial statements before the date of Share Exchange are those of Origin Orbit with the results of CHPC being condensed consolidated from the date of Share Exchange. No goodwill has been recorded.

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

As of September 30, 2011, details of the subsidiaries of the Company are as follows:

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

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

In preparing the accompanying unaudited consolidated financial statements, the company evaluated the period from September 30, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of December 31, 2010 and September 30, 2010 were reclassified for presentation purposes.

Note 3– Restricted Cash

As of September 30, 2011 and December 31, 2010, the Company had restricted cash of $ 3,601,315 and $304,540, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases. The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventories

Inventories by major categories are summarized as follows:

	September 30, 2011	December 31, 2010

Compressed natural gas	$212,761	$199,569
Liquefied petroleum gas	219,271	578,264
Dimethyl ether	107,175	97,452
Vehicle modification components and other	368,057	145,627

Total	$907,264	$1,020,912

Note 5 – Advance Payments

Advance payments as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010

Inventories	$9,678,406	$9,363,683
Property and equipment	3,575,196	3,465,541
Total	$13,253,602	$12,829,224

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Loans to Third Parties

Loans to third parties primarily consist of goodfaith non-interest bearing advances given to third parties and payable on demand. Loan to third parties outstanding as of September 30, 2011 and December 31, 2010 were $3,962,594 and $3,224,210, respectively.

Note 7 – Dividends Receivable

Dividends receivable as of September 30, 2011 and December 31, 2010 were $271,863 and $524,400, respectively, representing income receivable from Anyang Petro China and Ancai exhibited in Note 11.

Note 8 – Property and Equipment

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010

Buildings	$2,484,156	$1,144,422
Machinery	4,169,522	3,129,046
Machinery – capital lease	324,390	-
Office equipment	351,233	75,363
Gas storage vehicles and motor vehicles	125,604	127,350
Construction in progress	916,572	1,731,539
	8,047,087	6,207,720
Less: Accumulated depreciation	(1,826,427)	(1,475,882)

Total	$6,220,660	$4,731,838

Depreciation expense for three months ended September 30, 2011 and 2010 was $130,871 and $103,889 respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $299,265 and $213,829 respectively. For the nine months ended September 30, 2011 and 2010, amortization of equipment under capital lease included in depreciation expense was $10,468 and $-0-, respectively.

Note 9 – Capital Leases – Future Minimum Lease Payments

The Company leases certain machineries under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $324,390 and $-0- as of September 30, 2011 and December 31, 2010, respectively. Accumulated amortization of the leased machinery as of September 30, 2011 and 2010 was $10,468 and $-0-, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of September 30, 2011 are as follows:

Year Ending December 31,	Amount
2011	$73,134
2012	127,114
2013	127,114
Total minimum lease payments	$327,362
Less: Current maturities of capital
lease obligations	(124,786)
Long-term capital lease obligations	$202,576

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Deferred Income Taxes

Deferred income tax asset of $53,764 and $52,114 as of September 30, 2011 and December 31, 2010 arose from unused tax loss carry-forwards that management considers more likely than not that it will be realized through future operations. The tax loss carry-forwards are available for offset against future taxable income over the next five years.

Note 11 – Investments in Non-consolidated Entities

As of September 30, 2011, available-for-sale securities consist of the following:

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

As the above company is a private company whose shares are not quoted or traded in an active market, management has determined that it is not practicable to estimate their fair value reliably. Therefore, the investment in the above company is stated at cost less any impairment losses. No events or changes in circumstances have been identified that potentially would have a significant adverse effect on the fair value of investment in the above company. As of September 30, 2011, there was no allowance for impairment loss.

Anyang Dingran Gas Co., Ltd was incorporated on July 12, 2010, with a registered capital of $8 million, which was invested by Ancai Hi-tec Corporation, Antai Investment Co., Ltd., and Anyang Prosperous. Anyang Prosperous invested $3.04 million for its 38% equity interest in Anyang Dingran. It mainly engaged in the investment and operation in CNG and LNG stations. Through the CNG pipeline of branch of Henan, which can support 0.21billion M3 CNG per year, it will construct mother stations and standard stations, and now it was operated by the above three parties. Therefore, Anyang Dingran has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2011 and 2010, no dividend income was distributed from Anyang Dingran.

Although the Company held 34% ownership interest in Anyang PetroChina, the Company did not have significant influence over Anyang PetroChina. According to an agreement between the Company and the other shareholder of Anyang PetroChina, namely China National Petroleum Corporation (“China National Petroleum”), the Company has assigned the full power and right of management of Anyang PetroChina to China National Petroleum for the period until December 31, 2009. In return, the Company has been entitled to 10% of the cost of its investment in Anyang PetroChina in the form of a fixed “dividend” each year regardless of the actual performance of Anyang PetroChina for the period until December 31, 2009. Therefore, Anyang PetroChina has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2011 and 2010, dividend income of $247,279 and $235,343, respectively, from Anyang Petro China was included in other income.

The Company acquired 15% of the shares of Ancai Energy Co., Ltd (“Ancai”), which was established on April 18, 2008 and was registered with capital of approximate $1.17million. Ancai is mainly engaged in the investment in the construction of long-distance pipeline and delivery networks for natural gas, and pipeline LPG and CNG filling stations. The Jiaozuo-Anyang branch of the West-East natural gas transmission project had been built and put into operation in December 2003, which supplies natural gas to users in the cities of Jiaozuo, Xinxiang, Hebi, Anyang as well as industrial users. The project is not just an industrial project, but also a state key infrastructural project for clean energy. Almost 15 million people in Northern Henan can benefit from the project, which plays an important role in local industry and ecological environment. The

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Investments in Non-consolidated Entities (continued)

investment made on Ancai will provide steady and qualified natural gas for the network of CNG filling stations that belong to the company and Henan Transport Authority, developing a stable market of filling stations which takes Ancai mother station as its center. Ancai has been accounted for using the cost method instead of the equity method. For the nine months ended September 30, 2011 and 2010, dividend of $2,112 and $-0- respectively, from Ancai was included in other income.

As of September 30, 2011, Ancai Group Inc, the 70% shareholder of Ancai, is responsible for the management of Ancai.

Note 12 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010

Accounts payable	$406,166	$1,509,024
Accrued expenses	28,315	14,003

Total	$434,481	$1,523,027

The carrying values of accounts payable and accrued expenses approximate their fair values due to the short-term nature of these obligations.

Note 13– Short Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	December 31,
	2011	2010

6.372% one-year term loan from Bank of China, signed on October 8, 2010, which is to be repaid in full by October 8, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	$469,500	$455,100

6.672% one-year term loan from Bank of China, signed on November 9, 2010, which is to be repaid in full by November 9, 2011. The loan is guaranteed by real estate of Anyang Century Plaza Century Real Estate Development Co., Ltd. Interest was paid quarterly.	313,000	303,400

6.1160% one-year term loan from Zhengzhou Branch of Shanghai Pudong Development Bank, signed on November 18, 2010, which is to be repaid in full by November 18, 2011. The loan is guaranteed by 70% of the paid-up capital of $500 and rights to use land of Henan Small & Medium Enterprises Investment Guaranty Co., Ltd. Interest was paid monthly.	782,500	758,500

Total	$1,565,000	$1,517,000

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 14 – Due to Former Shareholders

Balances of due to the former shareholders are mainly a result of a series of mergers and acquisitions of the Company in 2008. As of September 30, 2011 and December 31, 2010, the outstanding balance due to the former shareholders was $1,686,228 and $1,634,509, respectively.

Note 15 – Loans From Third Parties

Loans from third parties as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	September 30, 2010

Anyang Zhenyuan Group	$16,406,804	$17,417,588
Beijing Prosperous Energy Technology Developing Co., Ltd	1,502,400	1,456,320
Total	$17,909,204	$18,873,908

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

The Company’s provision for income taxes consists of:

	For the Nine Months Ended September 30,
	2011	2010

Current	$220,882	$119,244
Deferred	-	-
Total provision for income taxes	$220,882	$119,244

Note 17 – Share – Based Payments

On December 3, 2010, the board of directors approved to issue 500,000 shares of the Company’s common stock to Mr. Zhijun Liu, the consultant of the Company for one year consultant service fee. The fair value on December 3, 2010 was $50,000 based on the quoted price of the Company’s common stock on that day. Total share-based payments recognized in income statement for the nine months ended September 30, 2011 and 2010 were $37,500 and $-0-, respectively.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended September 30,
	2011	2010

Net income attributable to CHPC	$218,603	$363,376

Weighted average common shares	125,000	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	125,000	120,000
(denominator for diluted income per share)

Basic earnings per share	$1.75	$3.02
Diluted earnings per share	$1.75	$3.02

	Nine Months Ended September 30,
	2011	2010

Net income attributable to CHPC	$602,965	$492,000

Weighted average common shares	125,000	120,000
(denominator for basic income per share)

Effect of dilutive securities	-	-

Weighted average common shares	125,000	120,000
(denominator for diluted income per share)

Basic earnings per share	$4.82	$4.10
Diluted earnings per share	$4.82	$4.10

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

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 20 – Concentration of Credit Risk

As of September 30, 2011 and December 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the nine months ended September 30, 2011 and Dec 31, 2010, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2011 and December 31, 2010 were due from customers located in the PRC.

As of September 30, 2011 and December 31, 2010, no single customer accounted for more than 10% of the company’s accounts receivable.

Note 21 – Supplemental Cash Flow Disclosures

The following is supplemental information relating to the consolidated statements of cash flows:

	For the nine months ended September 30,
	2011	2010

Cash paid for interest	$101,894	$37,058
Cash paid for income taxes	$164,775	$68,688

Note 22 – Commitments and Contingencies

Lease commitments

The Company has entered into several tenancy agreements for the lease of land and equipment for the purpose of its gas stations. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2011 are as follows:

Period ended December 31,
2011	$201,070
2012	246,206
2013	153,482
2014	145,334
2015	112,149
Thereafter	487,739

Total	$1,345,980

Guaranty contingency

On May 18th, 2011, Anyang Top Energy Green Resources Co., Ltd (“Anyang Top”) signed a Guaranty Agreement (the “Guaranty”) with Zhengzhou Hengrun Energy Co, Ltd (“Zhengzhou Hengrun”), an unrelated party, to become the guarantor with respect to a RMB 25.9 million (approximately $3.98 million) capital lease. The lessor is Zhongji Vehicle leasing Co., Ltd. (“Zhongji”). According to the Guaranty, Zhengzhou Hengrun will start to lease the equipment from August 24th 2011, if Zhengzhou Hengrun fails to pay the monthly rent RMB 719,847.2 (approximately $111,360) by the 25th of each month from September 2011 to August 2014, Anyang Top is obligated under the Guaranty to make the required monthly payments. The maximum potential amount of future payments that Anyang Top would be required to make under the Guaranty is RMB 21.6 million (approximately $3.34 million). There are no recourse provisions that would enable the Company to recover from third parties and no assets held as collateral by the Company or by third parties that, upon the occurrence of a triggering event or condition under the Guaranty, the Company can obtain and liquidate to recover all or a portion of any amounts paid by Anyang Top under the Guaranty.

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

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

During the ended September 30, 2011, all of the Company’s operations were carried out in one geographical segment – China.

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

	For the Nine Months Ended September 30,
Sales from external customers	2011	2010
CNG retail	$4,933,218	$5,383,731
LPG retail	218,015	512,438
CNG and LPG wholesale	14,693,777	8,872,819
Unallocated	4,768,096	1,954,493
Consolidated	$24,613,106	$16,723,481

	For the Nine Months Ended September 30,
Net income attributable to CHPC	2011	2010
CNG retail	$788,789	$603,418
LPG retail	(21,568)	(60,391)
CNG and LPG wholesale	(51,972)	(328,462)
Unallocated	(112,284)	277,435
Consolidated	$602,965	$492,000

	For the Nine Months Ended September 30,
Investment income from non-consolidated entities	2011	2010
Consolidated	$249,391	$235,985

	For the Nine Months Ended September 30,
Interest expenses	2011	2010
Consolidated	$(101,984)	$(37,058)

CHINA PROSPEROUS CLEAN ENERGY CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 23 – Segment Information(Continued)

	For the Nine Months Ended September 30,
Income before noncontrolling interest and income taxes	2011	2010
Consolidated	$820,011	$608,583

	For the Nine Months Ended September 30,
Segment assets	2011	2010
CNG retail	$4,598,464	$2,073,046
LPG retail	81,856	67,582
CNG and LPG wholesale	2,869,027	1,390,697
Unallocated	33,926,969	27,697,728
Consolidated	$41,476,316	$31,229,053

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "Yuan" or "RMB" are to the Chinese Yuan (also known as the Renminbi). According to Bank of China, as of September 30, 2011, RMB1: US$0.1565.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. Up to September 30, 2011, there was no accounts receivable reserve.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for paid-in capital and retained earnings as of the end of period	RMB1: US$0.15650	RMB1: US$0.14970

	Three months ended September 30, 2011	Three months ended September 30, 2010
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	RMB1: US$0.15618	RMB1: US$0.14790

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Amounts included in the statements of income, statements of stockholders’ equity and statements of cash flows for the period	RMB1: US$0.15414	RMB1: US$0.14710

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

RESULTS OF OPERATIONS

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2011 and 2010.

Profit & Loss for the quarter ended September 30, 2011 and 2010
	For the quarter ended September 30, 2011		For the quarter ended September 30, 2010		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	$(%)
Sales	$8,213,554	100.00%	6,739,042	100.00%	1,474,512	21.88%

Cost of Sales	6,964,280	84.79%	5,746,539	85.27%	1,217,741	21.19%

Gross Profit	1,249,274	15.21%	992,503	14.73%	256,771	25.87%

Operating Expenses：	1,003,758	12.22%	643,550	9.55%	360,209	55.97%

Selling Expenses	629,545	7.66%	432,372	6.42%	197,173	45.60%

General & Administrative Expenses	374,213	4.56%	211,178	3.13%	163,035	77.20%

Income from Operations	245,516	2.99%	348,953	5.18%	(103,438)	(29.64%)

Other Income (Expenses)：	73,385	0.89%	72,657	1.08%	728	1.00%

Investment Income	83,529	1.02%	79,100	1.17%	4,429	5.60%

Interest Expense	(8,299)	(0.10%)	(4,827)	(0.07%)	3,472	71.93%

Other Income (Expenses)	(1,845)	(0.02%)	(1,616)	(0.02%)	229	14.17%

Income before Provision for Income Taxes	318,901	3.88%	421,611	6.26%	(102,710)	(24.36%)

Provision for Income Taxes	100,488	1.22%	60,834	0.90%	39,654	65.18%

Income before Noncontrolling Interest	218,413	2.66%	360,777	5.35%	(142,364)	(39.46%)

Noncontrolling Interest	(190)%		(2,599)	(0.04%)	2,409	92.69%

Net Income	218,603	2.66%	363,376	5.39%	(144,773)	(39.84%)

Foreign Currency Translation Adjustment	140,267	1.70%	151,205	2.17%	(6,482)	(4.43%)

Total Comprehensive Income	358,706	4.36%	508,239	7.56%	(151,255)	(29.68%)

Profit & Loss for the Nine months ended September 30, 2011 and 2010

	For the nine months ended September 30, 2011		For the nine months ended September 30, 2010		Changes
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount	Percentage
	$	(%)	$	(%)	$	(%)
Sales	24,613,106	100.00%	16,723,481	100.00%	7,889,625	47.18%

Cost of Sales	21,002,418	85.33%	14,401,031	86.11%	6,601,387	45.84%

Gross Profit	3,610,688	14.67%	2,322,450	13.89%	1,288,238	55.47%

Operating Expenses：	2,934,084	11.92%	1,807,392	10.81%	1,126,692	62.34%

Selling Expenses	1,998,091	8.12%	1,244,261	7.44%	753,830	60.58%

General & Administrative Expenses	935,993	3.80%	563,131	3.37%	372,862	66.21%

Income from Operations	676,604	2.75%	515,058	3.08%	161,546	31.36%

Other Income (Expenses)：	143,407	0.58%	93,525	0.56%	49,882	53.34%

Investment Income	249,391	1.01%	235,985	1.41%	13,406	5.68%

Interest Expense	(101,894)	(0.41%)	(37,058)	(0.22%)	64,836	174.96%

Other Income (Expenses)	(4,090)	(0.02%)	(105,402)	(0.63%)	(101,312)	(96.12%)

Income before Provision for Income Taxes	820,011	3.33%	608,583	3.64%	211,428	34.74%

Provision for Income Taxes	220,882	0.90%	119,244	0.71%	101,637	85.23%

Income before Noncontrolling interest	599,129	2.43%	489,339	2.93%	109,790	22.44%

Noncontrolling Interest	(3,836)	(0.02%)	(2,661)	(0.02%)	(1,175)	(44.16%)

Net Income	602,965	2.45%	492,000	2.94%	110,965	22.55%

Foreign Currency Translation Adjustment	407,721	1.66%	180,872	1.08%	226,849	125.42%

Total Comprehensive Income	1,010,686	4.11%	672,872	4.02%	337,814	50.20%

  The “Results of Operations” discussed in this section merely reflect the information and results of Origin Orbit for the three months and nine months ended September 30, 2011 and 2010.

SALES

Historical Financial Information for the quarter ended September 30, 2011 and for the quarter ended September 30, 2010:

	For the quarter ended September 30, 2011	For the quarter ended September 30,2010	Change in Percentage (%)
Sales	$8,213,554	$6,739,042	21.88%
Net income	$218,603	$363,376	（39.84）%
Net Income as a percentage of sales	$2.66%	$5.39%	(50.28%)

The Company’s consolidated sales increased to $ 8,213,554 for the quarter ended September 30, 2011, a 21.88% increase from $6,739,042 reported for the quarter ended September 30, 2011. The increase in revenue resulted primarily from the following factors:

1)
The three new natural gas filling stations of the Company located in Anyang, Linyng, Weifang have been put into operation in this quarter, along with the increase of filling stations, sales volume increased by 17.03% compared with the same quarter of last year.

2)
The retail prices of natural gas filling stations of the Company have been adjusted upwards along with China's domestic retail prices of crude oil. The average retail prices increased by 21.58% compared with the same quarter of last year.

Our consolidated net income decreased by 39.84% to $ 218,603for the quarter ended September 30, 2011, as compared to $363,376 for the quarter ended September 30, 2011. This decrease was attributable to:

Though we adopt the centralized purchasing policy and choose the provider from different channel, because of the effect of increasing CNG price to us, and finally increase of cost of sales was more than sales, and caused the falling of gross profit..

Revenues breakdown by segments for the quarter ended September 30, 2011 and for the quarter ended September 30, 2010(in US Dollar)

Items	For the quarter ended September 30, 2011 ($)	Percentage (%)	For the quarter ended September 30, 2010 ($)	Percentage (%)	Change in Amount ($)	Change In Percentage (%)
CNG retail	4,933,218	20.04%	5,383,731	32.19%	(450,513)	(0.84)%
LPG retail	218,015	0.89%	512,438	3.06%	(294,423)	(57.46)%
CNG and LPG wholesale	14,693,777	59.70%	8,872,819	53.06%	5,820,958	65.60%
Others	4,768,096	19.37%	1,954,493	11.69%	2,813,603	144%
TOTAL	24,613,106	100.00%	16,723,481	100.00%	7,889,625	47.18%

The CNG retail for the quarter ended September 30, 2011 was decreased by 0.84% as compared to the quarter ended September 30, 2010. This was mainly due to:

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

LPG retail sales fell by 57.46% compared to the same quarter of 2010. This was mainly due to the shift of favorable policy preference from LPG/gas dual-fueled vehicles to CNG/gas dual-fueled vehicles by central and local governments. As a result, our main LPG retail customers, taxis and city buses, have been converted to CNG dual-fuel vehicles, at the same time, because of the city planning of Handan, one of our LPG stations was ceased to work, which caused the decrease in our existing LPG retail sales.

CNG and LPG wholesales increased 65.6% compared to the same quarter of 2010. Along with China's rapid economic growth, CNG and LPG wholesale market gradually resumed and our sales market was basically steady.

“Others” increased by 144%, it is mainly because of the recovery of LPG market, and the sales of DME ,which can be blended with LPG, was increased too.

COST OF SALES (COS)

COS for the quarter ended September 30, 2011 was $6,964,280 which is 84.79% of total revenues and represents a 21.29% increase as compared to$5,746,539 and 85.27% of total revenues for the quarter ended September 30, 2010. The increase in COS as a percentage of total revenue was primarily because:

1) Along with the increase in sales, COS increased too.
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

GROSS PROFIT MARGIN

Gross Profit Margin of major products in 2011and 2010 (for the quarter ended September 30):

Gross Margin	2011	2010	Comparisons
TOTAL	15.21%	14.73%	0.48%
CNG Retail	39.29%	36.65%	2.64%
CNG Wholesale
LPG Retail	8.61%	16.07%	(7.46)
LPG Wholesale	3.43%	1.08%	2.35%

Raw Material Procurement

We were able to maintain relatively low purchase price even given the strong fluctuation of LPG price.

Average Price of Raw Material in the quarter ended September 30, 2011and 2010 (net of tax)
Quarter Ended September 30	Retail LPG (per ton)	Wholesale LPG (per ton)	CNG (per cube)

2010	$742.04	$685.69	$0.32

2011	$889.73	$744.13	$0.42

SELLING EXPENSES

Selling expenses for the quarter ended September 30, 2011 mainly included the salary of sales personnel and transportation cost. In the second quarter of 2011, selling expenses amounted to $ 629,545, representing7.66% of total sales. The retail business sells its product through its own retail outlets whereas the wholesale business sells its product in the domestic market through direct distribution. The major component of selling expenses is transportation cost. The company mainly uses tank trucks to transport its products. In the third quarter of 2011, the transportation cost increased 93.55% to approximately $336,375 compared with approximately $173,789 in the same quarter 2010.

The selling expenses for the quarter ended September 30, 2011 increased by 45.60% as compared to $432,372 for the quarter ended September 30, 2010. The main reason is that along with the increase in LPG wholesale, the related transportation cost increased by 93.55%.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the quarter ended September 30, 2011, mainly included the salary and welfare of the management personnel and office related expenses $374,213, which accounted for 4.56% of total sales. For the quarter ended September 30, 2010, the general and administrative expense was $211,178, accounted for 3.13% of total sales, which represents a 77.20% increase. The reason of the increase was that:

1) In December, 2010, a technical services agreement was entered between Liu Zhijun and the Company,according to the agreement, service charge of $12,501 was accounted in this quarter.
2) Linying was put into operation in July 2011, general and administrative expenses and depreciation allowances increased, so the related office expenses increased.

FINANCING COSTS

The financial expenses mainly consisted of interest expenses and bank charges. For the quarter ended September 30, 2011, interest expenses was $8,299, representing 0.10% of total sales. For quarter ended September 30, 2010, it was $4,827 representing0.07% of total sales.

The main reason for the increase of the $3,472 in interest expenses, which represents a 6.40% in crease as compared to $4,827 for the quarter ended September 30, 2010, this was mainly due to: 1) Bank of China increased the interest rate. 2) In November 2010, Anyang Prosperous acquired a one-year loan from Zhengzhou Guoji Road Branch of Shanghai Pudong Development Bank.

INCOME FROM OPERATIONS

The Company's consolidated operating income for the quarter ended September 30, 2011 decreased by 29.64% to $245,516, from $348,954 reported for the quarter ended September 30, 2010. This was mainly due to:

(a)  Along with the increase of sales volume, and the related. increased too, meanwhile, since Linying Company was put into trail operation, which resulted the increase of operating expense.

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

We are positive about the future increase in the net income as it will benefit from the following factors:

a)
We will continue building new CNG filling stations as to expand our market share, such as Linying mother station that was completed in June 2010, and put into operation in July, 2011. The second gas station in Changzhi will be completed by the end of 2011; One LPG station in Anyang was changed into CNG station and was put into operation in June 2011.

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

NET INCOME

The net income for the quarter ended September 30, 2011 was $218,413 and 2.66% of sales, comparing to $363,376 and 5.39% in the same quarter in 2010. The main reason of the decrease was that the CNG retail price increased less than purchasing cost of CNG, and gross margin increased.

ACCOUNT RECEIVABLE

Account receivable balance as of September 30, 2011 and December 31, 2010 was $693,205 and $541,809, respectively The average turnover rate of account receivable is 40 times, or 9 days.

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

As of September 30, 2011 and December 31, 2010, the Company had cash and cash equivalents of approximately $1,346,494 and $ 3,806,939 respectively.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

Cash provided by (used in):	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Change
			Amount	Percentage
	($)	($)	($)	(%)

Operating Activities	4,095,263	3,733,000	362,263	9.70%

Investing Activities	(2,244,939)	(2,341,514)	（96,575）	(4.12%)

Financing Activities	(4,453,491)	2,443,487	(6,896,978)	(282.26)%

Net cash flow provided by operating activities was $4,095,263 in the nine months ended September 30, 2011, as compared to net cash flow provided by operating activities of $3,733,000 in the nine months ended September 30, 2010, representing a increase of $362,263 or 9.70%. Along with the recovery of Chinese economy, we will maintain long-term stable cooperative relations with our existing gas source suppliers, increase the development of new gas suppliers, solve gas supply problems and reduce cost of sales by way of joint venture and self-built CNG mother stations, so as to reduce fluctuations in the COS and by doing so, cash flow used in operating activities will meet our liquidity requirements.

The increase in net cash flow from operating activities was mainly due to: increase in net income, and in January 2011 Anyang Prosperous acquired a bank acceptance from Zhengzhou Guoji Road Branch of Shanghai Pudong Development Bank, which caused the increase of trade bills payable.

Net cash flow used in investing activities was ($2,244,939) for the nine months ended September 30, 2011, as compared to net cash used in investing activities of ($2,341,514) for the nine months ended September 30, 2010, representing a decrease of ($96,575) or (4.12%). The increase of net cash flow used in investing activities was mainly because of decrease in purchasing fixed assets.

 Net cash flow provided by financing activities was ($4,453,491) for the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $2,443,487 for the nine months ended September 30, 2010, representing a decrease of ($6,896,978) or (282.26%). This is mainly because we keep cash deposit in bank to get the Bank Bill.

We do not believe that inflation had a significant negative impact on our results of operations during 2011.

As of September 30, 2011, our total assets were $41,476,316and our total liabilities were $29,132,879. Our debt to total assets ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.70:1.

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

The Company’s provision for income taxes consisted of:

	For the nine Months
	Ended September 30,
	2011	2010

Current – PRC	$220,882	$119,244

Deferred	$220,882	$119,244

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2008, Walter Brenner and Horst Balthes (the "Affiliate Sellers"), two major shareholders and affiliates of the Company consummated two Affiliate Stock Purchase Agreements (the "Affiliate Agreements") with Oracular Dragon. Pursuant to the terms and conditions of the Affiliate Agreements, Oracular Dragon acquired from the Affiliate Sellers a total 3,100,000 shares of common stock of the Company for a total price of $ 75,000.  Also on September 19, 2008, a group of non-Affiliate Stockholders ("Non-Affiliate Sellers") of the Company consummated a Non-Affiliate Stock Purchase Agreement ("Non-Affiliate Agreement") with Oracular Dragon. Pursuant to the terms and conditions of the Non-Affiliate Agreement, Oracular Dragon acquired from the Non-Affiliate Sellers a total 1,424,231 shares of common stock of the Company for a total price of $ 271,586. As the result, Oracular Dragon acquired from Affiliate and Non-Affiliate Sellers a total 4,524,231 shares of common stock of the Company, representing approximately 73.7% of the total issued and outstanding shares of the Company.

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

The Share Exchange Transaction is the final part of a series of consecutive transactions including the Affiliate and Non-Affiliate Stock Purchase Transactions consummated on September 19, 2008 (“Stock Purchase Transactions”). The Share Exchange Transaction and Stock Purchase Transactions, combined together, were to ensure that the Company was able to acquire 100% of the beneficial ownership interest in Origin Orbit.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS**                      XBRL Instance

101.SCH**                      XBRL Taxonomy Extension Schema

101.CAL**                      XBRL Taxonomy Extension Calculation

101.DEF**                       XBRL Taxonomy Extension Definition

101.LAB**                      XBRL Taxonomy Extension Labels

101.PRE**                      XBRL Taxonomy Extension Presentation

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to the Form SB-2 registration statement filed on June 29, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on June 20, 2008

(3) Incorporated by reference to the Report on Form 8-K as filed on September 30, 2008.

(4) Incorporated by reference to the Report on Form 8-K as filed on December 07, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 14, 2011	CHINA PROSPEROUS CLEAN ENERGY CORPORATION

/s/Hongjie Zhou
Hongjie Zhou
Acting Chief Financial Officer